Form 10-Q
period 2013-03-31
ORION FINANCIAL GROUP Inc
filed 2013-06-21
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-185146

ORION FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	45-4924646
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1739 Creekstone Circle San Jose, CA 95133	95133
(Address of principal executive offices)	(Zip Code)

408-691-0806

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of May 27, 2013: 59,538,395

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP INCORPORATED

FINANCIAL STATEMENTS

ORION FINANCIAL GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

March 31, 2013

Orion Financial Group, Inc.

(a development stage company)

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$12,727	$12,151

Total assets	$12,727	$12,151

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$-	$-

Total current liabilities	-	-

Total liabilities	-	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized 59,538,345 and 57,538,345 shares outstanding	59,538	57,538
Additional paid-in capital	46,892	28,892
Deficit accumulated during development stage	(93,703)	(74,279)

Total stockholders’ equity (deficit)	12,727	12,151

Total liabilities and stockholders’ equity (deficit)	$12,727	$12,151

The accompanying notes are an integral part of these unaudited financial statements.	1

Orion Financial Group, Inc.

(a development stage company)

Statements of Operations

(Unaudited)

	For the three months ended	For the period from March 26, 2012 (inception) through	Cumulative since March 26, 2012 (inception) at
	March 31, 2013	March 31, 2012	31-Mar-13

Operating expenses
General and administrative expenses	$19,424	-	$93,703

Net loss	$(19,424)	$-	$(93,703)

Basic and diluted loss per share	$(0.00)	n/a	n/a

Basic and diluted weighted average common
shares outstanding	58,920,417	n/a	n/a

The accompanying notes are an integral part of these unaudited financial statements.	2

Orion Financial Group, Inc.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	For the three months ended	For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 (inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows from operating activities:
Net loss	$(19,424)	$-	$(93,703)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Net cash used in operating activities	(19,424)	-	(93,703)

Cash flows from financing activities:
Proceeds from stock issuance	20,000	-	106,330
Contributed Capital	-	-	100

Net cash provided by financing activities	20,000	-	106,430

Net increase in cash and cash equivalents	576	-	12,727

Cash and cash equivalents - beginning	12,151	-	-

Cash and cash equivalents - ending	$12,727	$-	$12,727

The accompanying notes are an integral part of these unaudited financial statements.	3

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Orion Financial Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form S-1, have been omitted.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred a net loss of ($103,695) from inception (March 26, 2012) through March 31, 2013. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These factors raise substantial doubt about the entity’s ability to continue as a going concern.

Note 3 – Equity

In January 2013 the company issued 2,000,000 shares for cash of $20,000.

The accompanying notes are an integral part of these unaudited financial statements.	4

Note 4– Related party transactions

Consulting fees of $13,500 were paid to our CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result Of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our Corporate History and Background

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion intends to provide strategic financial consulting services to companies requiring advice in the area of corporate growth strategies. Additionally, the Company wants to facilitate financing alternatives to executives that seek to purchase (buy-side), divest (sell-side), or recapitalize their public or private company. More specifically, the Company intends to provide consulting services across industry sectors to companies that have revenues between $2.5 million and $100 million.

Under the leadership of a seasoned management team, Orion intends to develop its consulting business segment, as well as, identify and evaluate potential acquisitions that will allow the Company to provide better all-around support. Orion has begun to invest time and resources in the development of its services and products, which involves management’s determination as to what sector or client the Company should target with marketing materials in anticipation of providing its consulting services.

Financial Services Market

Orion will focus on providing consulting services to private and public businesses that are considering or are suitable targets in mergers and acquisitions transactions, are financially distressed, or desire access to capital markets. Orion’s target company will not be industry specific; however, efforts will be directed at client companies with the following attributes:

☐	Objective to sell, buy, or expand their business;

☐	Seeking recapitalization;

☐	Enterprise Value of $2 to $20 million;

☐	Profitably operational for at least 3 years;

☐	Cash flow positive through profitability;

☐	Auditable financials; and

☐	Strong management team.

Services

The Company Intends To Establish Business Relations Throughout Various Industries That Will Allow The Company To Provide The Following Services: (1) Corporate Financial Consulting, (2) Mergers And Acquisitions Assistance, And (3) Due Diligence Resources.

☐	Corporate Financial Consulting – Full-service, extensive corporate financial consulting that focuses on micro-cap and small cap private and public companies. The Company’s services are based on its management’s extensive experience in a variety of sectors.

☐	Mergers and Acquisitions Advisory Services – Introduction to short and long-term financing options. Utilization of the Company’s extensive professional network to bring together buyers and sellers to execute transactions.

☐	Due Diligence Resources – Full documentation, due diligence, evaluation, and formation of integrated business plan to facilitate investment interest in the public and private markets.

Results of Operations

Inception (March 26, 2012) Through March 31, 2013.

SG&A Expenses: SG&A Expense since inception through March 31, 2013 were $93,703, which was primarily attributable to professional fee payments.

Total Expenses: Total expenses from inception through March 31, 2013 were $93,703 which was primarily attributable to the payment of professional fees.

Net Loss: We incurred a net loss of $(93,703) from inception through March 31, 2013, which was primarily attributable to general and administrative expenses.

Capital Resources and Liquidity

As of March 31, 2013, we had cash and cash equivalents of approximately $12,727. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $50,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2013 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(19,424) from inception through March 31, 2013 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from inception through March 31, 2013.

Net cash flow from financing activities was $106,430 from inception through March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 4. Controls and Procedures.

(a) Disclosure of controls and procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk factors

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2013, the Company sold 2,000,000 shares to two accredited investor for an aggregate amount of $20,000 at a price of $0.01 per share. These shares were issued in reliance on the exemption under Section 4(2) since the issuance did involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP INCORPORATED

Dated: June 21, 2013	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer

Dated: June 21, 2013	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer

