Form 10-Q/A
period 2013-03-31
ORION FINANCIAL GROUP Inc
filed 2013-06-25
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

[ ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting Company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of May 27, 2013: 59,538,395

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Orion Financial Group Inc (the “Company”) for the quarter ended March 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 21, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number		Description
31.1		Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
31.2		Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS*	XBRL INSTANCE DOCUMENT
101.	SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.	CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.	DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.	LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.	PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP INCORPORATED

Dated: June 25, 2013	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer

Dated: June 25, 2013	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer

4