Form 10-Q
period 2013-06-30
ORION FINANCIAL GROUP Inc
filed 2013-08-14
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of August 14, 2013: 59,538,395

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Orion Financial Group, Inc.

(a development stage company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$26	$12,151

Total assets	$26	$12,151

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,475	$-
Due to related party	4,492

Total current liabilities	8,967	-

Total liabilities	8,967	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized
59,538,395 and 57,538,395 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	59,538	57,538
Additional paid-in capital	46,892	28,892
Deficit accumulated during development stage	(115,371)	(74,279)

Total stockholders’ equity (deficit)	8,941	12,151

Total liabilities and stockholders’ equity (deficit)	$26	$12,151

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.

(a development stage company)

Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating expenses
General and administrative expenses	$21,676	(25)	$41,092	(25)	$115,371

Net loss	$(21,676)	$25	$(41,092)	$25	$(115,371)

Basic and diluted loss per share	$(0.00)	n/a	$(0.00)	n/a	n/a

Basic and diluted weighted average common shares outstanding	59,538,345	n/a	59,232,839	n/a	n/a

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.

(a development stage company)

Statements of Cash Flows

(Unaudited)

			For the period
	For the six months ended	For the period from March 26, 2012 (inception) through	from March 26, 2012 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flows from operating activities:
Net loss	$(41,092)	$25	$(115,371)
Changes in operating assets and liabilities:
Accounts payable	4,475	-	4,475
Accounts payable- related party	4,492	-	4,492
Net cash used in operating activities	(32,125)	25	(106,404)

Cash flows from financing activities:
Proceeds from stock issuance	20,000	-	106,330
Contributed Capital	-		100

Net cash provided by financing activities	20,000	-	106,430

Net increase in cash and cash equivalents	(12,125)	25	26

Cash and cash equivalents - beginning	12,151	-	-

Cash and cash equivalents - ending	$26	$25	$26

The accompanying notes are an integral part of these unaudited financial statements.

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are located in San Jose, CA. The Company is a strategic financial consulting firm providing services to companies requiring cutting-edge advice in the area of corporate growth strategies. The Company provides financing alternatives to experienced executives that seek to purchase (buy-side) divest (sell-side) or recapitalize their public or private company. The Company has selected December 31 as its fiscal year end.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orion Financial Group, Inc.. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period from March 26, 2012 (inception_ through December 31, 2012 contained in the Company’s Form S-1/A filed with the Securities and Exchange Commission on May 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 26, 2012 (inception) through December 31, 2012 as reported in the Company’s Form S-1/A have been omitted.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Equity

In January 2013 the company issued 2,000,000 common shares for proceeds of $20,000.

Note 5– Related party transactions

During the six months ended June 30, 2013 fees of $17,800 for consulting services were paid to our CEO. As of June 30, 2013, $4,492 was due to related parties for services and expenses paid on behalf of the Company.

Note 6 – Subsequent Events

On July 29, 2013, the Company entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”).  Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $25,000,000 of the Company’s common stock to AGS over the course of 3 years.

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

Results of Operations

Inception (March 26, 2012) Through June 30, 2013.

SG&A Expenses: SG&A Expense from inception through June 30, 2013 were $115,371, which was primarily attributable to professional fees .

Total Expenses: Total expenses from inception through June 30, 2013 were $115,371 which was primarily attributable to professional fees.

Net Loss: We incurred a net loss of $(115,371) from inception through June 30, 2013, which was primarily attributable to general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2013, we had cash and cash equivalents of approximately $26. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $50,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2013 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(106,404) from inception through June 30, 2013 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from inception through June 30, 2013.

Net cash flow from financing activities was $106,430 from inception through June 30, 2013.

Recent Development

On July 29, 2013, the Company entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $25,000,000 of the Company’s common stock to AGS over the course of 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS.  For each advance, the Company may issue an amount of stock equal to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety-one percent (91%) of the lowest of the best closing bid prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance, below which the Company will not sell shares to AGS under that advance in which case the maximum volume of shares advanced will be reduced pro-rata for any days the stock price trades below such safety net price. The Company shall transfer 200,000 shares of common stock to AGS on the first day that the Company's freely tradable, fully registered and unencumbered common stock becomes publicly traded.

Also on July 29, 2013, the Company entered into a registration rights agreement with AGS (the “RRA,” and along with the Financing Agreement, the “Agreements”).  According to the RRA, the Company must file a registration statement on Form S-1, registering the shares of common stock which may be issued to AGS pursuant to the Financing Agreement within thirty (30) days of the date of the RRA (“Registration Statement”). The Registration Statement shall be effective and available for the resale of the shares of common stock issued and sold to AGS in connection with the Financing Agreement.

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

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2	Certification of the Principal Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP INCORPORATED

Dated: August 14, 2013	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: August 14, 2013	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer (Duly Authorized Director and Principal Financial and Accounting Officer)

