Form 10-Q
period 2013-09-30
ORION FINANCIAL GROUP Inc
filed 2013-11-19
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of November 19, 2013: 61,116,395

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Orion Financial Group, Inc.
(a development stage company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$73	$12,151

Total assets	$73	$12,151

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$21,485	$-
Due to related party	4,792

Total current liabilities	26,277	-

Total liabilities	26,277	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized
61,116,395 and 57,538,395 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	61,116	57,538
Additional paid-in capital	60,689	28,892
Deficit accumulated during development stage	(148,009)	(74,279)

Total stockholders’ equity (deficit)	(26,204)	12,151

Total liabilities and stockholders’ equity (deficit)	$73	$12,151

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.
(a development stage company)
Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Operating expenses:
General and administrative expenses	$32,638	$26,914	$73,730	$30,539	$148,009

Net loss	$(32,638)	$(26,914)	$(73,730)	$(30,539)	$(148,009)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Basic and diluted weighted average common
shares outstanding	60,085,119	56,743,114	59,521,138	27,620,987	n/a

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.
(a development stage company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended	For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(73,730)	$(30,539)	$(148,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	-	(10,000)	-
Accounts payable	21,485	1,000	21,485
Accounts payable- related party	4,792	-	4,792
Net cash used in operating activities	(47,453)	(39,539)	(121,732)

Cash flows from financing activities:
Proceeds from stock issuance	35,375	86,000	121,705
Contributed capital	-	550	100

Net cash provided by financing activities	35,375	86,550	121,805

Net increase in cash and cash equivalents	(12,078)	47,011	73

Cash and cash equivalents - beginning	12,151	-	-

Cash and cash equivalents - ending	$73	$47,011	$73

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

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orion Financial Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period from March 26, 2012 (inception through December 31, 2012 contained in the Company’s Form S-1/A filed with the Securities and Exchange Commission on May 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 26, 2012 (inception) through December 31, 2012 as reported in the Company’s Form S-1/A have been omitted.

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

During the three months ended September 30, 2013, the company issued 1,578,000 common shares for the proceeds of $15,375. The shares are accounted for as issued but as the date of the filing are unissued.

Note 5– Related party transactions

During the nine months ended September 30, 2013 fees of $30,450 for consulting services were paid to our CEO. As of September 30, 2013, $4,792 was due to related parties for services and expenses paid on behalf of the Company.

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

Results of Operations

Inception (March 26, 2012) Through September 30, 2013.

SG&A Expenses: SG&A Expense from inception through September 30, 2013 were $148,009, which was primarily attributable to professional fees.

Total Expenses: Total expenses from inception through September 30, 2013 were $148,009 which was primarily attributable to professional fees.

Net Loss: We incurred a net loss of $148,009 from inception through September 30, 2013, which was primarily attributable to general and administrative expenses.

Capital Resources and Liquidity

As of September 30, 2013, we had cash and cash equivalents of approximately $73. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $100,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2013 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $121,732 from inception through September 30, 2013 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from inception through September 30, 2013.

Net cash flow from financing activities was $121,805 from inception through September 30, 2013.

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

This registration statement gives the Company the opportunity to deliver advances to AGS in exchange for cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the company issued 1,578,000 common shares for the proceeds of $15,375. The shares are accounted for as issued but as the date of the filing are unissued.

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

ORION FINANCIAL GROUP INCORPORATED

Dated: November 19, 2013	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: November 19, 2013	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer (Duly Authorized Director and Principal Financial and Accounting Officer)

