Form 10-Q/A
period 2013-09-30
ORION FINANCIAL GROUP Inc
filed 2013-12-17
CIK 1560449

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

[ ] Yes [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of December 16, 2013: 61,116,395

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Orion Financial Group Inc (the “Company”) for the quarter ended September 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 19, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

ORION FINANCIAL GROUP INCORPORATED

Dated: December 17, 2013	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer

Dated: December 17, 2013	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer

4