Form 10-K
period 2013-12-31
ORION FINANCIAL GROUP Inc
filed 2014-03-28
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-185146

ORION FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	45-4924646
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

1739 Creekstone Circle, San Jose, CA	95133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408)691-0806

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒ No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013: $0.

As of March 31, 2014 there were approximately 62,128,395 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Orion Financial Group, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

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

We are not a blank check company.  Rule 419 of Regulation C under the Securities Act of 1933 defines a “blank check company” as a (i) development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and (ii) is issuing a penny stock.  Accordingly, we do not believe that our Company may be classified as a “blank check company” because we intend to engage in a specific business plan and do not intend to engage in any merger or acquisition with an unidentified company or other entity.

Industry Overview

Orion seeks to offer its services to clients across North America. The Company seeks to identify viable engagements in various industries including manufacturing, distribution, energy, logistics, hospitality, air cargo, design & build, architecture & design, food production, viticulture, and aviation support services in states, and provinces across North America.  In each case, the target company’s owners or current management team are faced with major corporate development challenges that may prevent them from ascending to the next level of business operations or inhibit strategic acquisitions or divestitures of corporate assets.

Financial Services Market

Orion is focused on providing consulting services to private and public businesses that have the following characteristics: suitable mergers and acquisitions candidate, financially distressed entity, or desire access to capital markets. Orion’s target company will not be industry specific; however, efforts will be directed at companies with the following attributes:

☐	Objective to sell, buy, or expand their business;

☐	Seeking recapitalization;

☐	Enterprise Value of $2 to $20 million;

☐	Profitably operational for at least 3 years;

☐	Cash flow positive through profitability;

☐	Auditable financials; and

☐	Strong management team.

Market Demographics

In developing its customer base and in focusing its marketing efforts, it is important to note the following statistics:

☐	The National Federation of Independent Business (NFIB) lists over 350,000 businesses as members. The Company will target these members as well as thousands of privately and publicly owned businesses that fit our target company profile and which are not members of NFIB.

☐	The U.S. Census Bureau, in its 2004 Economic Census, identifies over 25 million business firms in the U.S. Over 76.8% have no payroll, indicating most are self-employed persons operating unincorporated businesses. Of the remaining 5.9 million employer firms, over 99.7% are “small businesses” according to the U.S definition of less than 500 employees. In 2004, just 17,047 firms (0.28%) had more than 500 employees.[2]

We conducted a market analysis to determine how our services would be paired with the demands from potential clients.

Market Needs

Large numbers of baby boomers own businesses that have not planned for management succession. The Company will target these businesses as suitable candidates for strategic acquisitions.

Similarly, a large percentage of public corporations in the lower and mid-cap classifications are actively looking for suitable, qualified merger and acquisition candidates in the private sectors. Many small public companies often do not have a full time acquisition department to conduct comprehensive vetting of candidate companies. The cost of being public overwhelms many small companies. Accordingly, Orion intends to provide services to these companies to meet company-specific objectives.

Services

The Company intends to establish business relations throughout various industries that will allow the Company to provide the following services: (1) corporate financial consulting (2) mergers and acquisitions assistance (3) due diligence resources.

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

Growth Strategy

Orion plans to expand its consulting services by utilizing a broad marketing strategy as well as looking into strategic acquisitions or joint ventures that will enable the Company to offer clients better products. We will attempt to have strategic alliances to leverage our position as a new player in the financial industry. These partnerships will encompass relationships with more established companies in our space that will enable us to pursue our corporate objectives.

Competition

There are numerous companies offering services similar to what we provide in every geographic region of the United States. The companies providing these similar services vary from small, mid-sized and large operations. The larger, more established service providers can attain the best clients in terms of highest paying engagements. We are a smaller company at this stage. Accordingly, we intend to compete against small to mid-size firms within the small-cap company space by providing exceptional services at affordable prices.

Plan of Operation

Depending on the amount of funding received, the following are projected accomplishments of the company:

1) Marketing plan to advertise our services: 3-6 months after funding

2) Hiring of 2-5 senior financial professionals/consultants 3-6 months after funding

If we do not receive 100% of the maximum funding we will scale back in each area proportionally.

We intend to fund our plan of operations with the proceeds from this offering. If we are unable to raise sufficient funds from this offering to pursue these objectives, we may engage in additional debt or equity financings during fiscal 2014.  However, the Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Employees

As of the March 31, 2014, we have no full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

Our principal executive office is located at 1739 Creekstone Circle San Jose, CA 95133 and our telephone number is 408-691-0806.  We use this property free of charge.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our shares of common stock. We received approval for quotation of our common stock on the OTCBB on May 31, 2013 and were given the symbol “ORFN”. However, as of the date hereof, no public market has materialized.

Holders

As of March 31, 2014, we had 41 holders of our common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In November 2013, the Company issued 1,000,000 shares for proceeds of $20,000 to a non-accredited investor.

The shares were issued in reliance on the exemption under Section 4(2) since the issuance did involve a public offering.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013, and December 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion provides strategic consulting services to companies requiring advice in the area of corporate growth strategies. Additionally, the Company provides financing alternatives to executives that seek to purchase (buy-side), divest (sell-side), or recapitalize their public or private company. More specifically, the Company intends to provide consulting services across industry sectors to companies that have revenues between $2.5 million and $100 million.

Under the leadership of a seasoned management team, Orion intends to develop its consulting business segment, as well as, identify and evaluate potential acquisitions that will allow the Company to provide better all-around support. Orion has invested considerable time and resources in the development of its services and products.

Plan of Operations

We are currently a development stage company. We intend to establish business relations throughout various industries that will allow the Company to provide the following services: (1) corporate financial consulting (2) mergers and acquisitions assistance (3) due diligence resources. Additionally, we will reach out to various companies through marketing services to find suitable clients and approach other entities to engage in strategic partnerships or acquisitions.

We will need additional financing to establish business relations and develop our business plan. We believe we will need approximately $4,000,000 to implement our business plan over the next 12 months. Depending on the amount of funding received, the following are projected accomplishments of the company:

1) Marketing plan to advertise our services: 3-6 months after funding

2) Hiring of 2-5 senior financial professionals/consultants 3-6 months after funding

If we do not receive sufficient funding to implement the above, then we will scale back in each area proportionally.

We intend to fund our plan of operations with the proceeds from our investment agreement with AGS Capital Group, LLC. If we are unable to raise sufficient funds to pursue these objectives, we may engage in additional debt or equity financings during fiscal 2014.  However, the Company cannot make any guarantee that it will be successful in obtaining funds from the previously mentioned AGS investment agreement, nor any additional financing or that the terms will be favorable to the Company.

Results of Operation

Inception (March 26, 2012) Through December 31, 2013.

Revenues: Revenues since inception through the December 31, 2013 were $0

Cost of Revenue: Cost of Revenues since inception through December 31, 2013 was $0.

SG&A Expenses: SG&A Expense from inception through December 31, 2013 were $172,944, which was primarily attributable to professional fees.

Total Expenses: Total expenses from inception through December 31, 2013 were $172,944 which was primarily attributable to professional fees.

Net Loss: We incurred a net loss of $(172,944) from inception through December 31, 2013, which was primarily attributable to general and administrative expenses.

Inception (March 26, 2012) Through December 31, 2012.

Revenues: Revenues since inception through the December 31, 2012 were $0

Cost of Revenue: Cost of Revenues since inception through December 31, 2012 was $0.

Gross Profit: Gross Profit since inception through December 31, 2012 was $0.

SG&A Expenses: SG&A Expense since inception through December 31, 2012 were $74,279, which was primarily attributable to professional fee payments.

Total Expenses: Total expenses since inception through December 31, 2012 were $74,279, which was primarily attributable to the payment of professional fees.

Net Loss: We incurred a net loss of $(74,279) since inception through December 31, 2012, which was primarily attributable to general and administrative expenses.

Liquidity and Capital Resources

Inception (March 26, 2012) Through December 31, 2013

As of December 31, 2013, we had cash and cash equivalents of $40. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $100,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from the AGS investment agreement, or from additional debt or equity financings during fiscal 2014 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from the AGS investment agreement or any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(146,527) from inception through December 31, 2013 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from inception through December 31, 2013.

Net cash flow from financing activities was $146,567 from inception through December 31, 2013.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2013 which are contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

As of and for the years ended September 30, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

Off-Balance Sheet Arrangements

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

Index to Financial Statements	Page

Income Statements	F-3

Balance Sheets	F-2

Cash Flows Statements	F-4

Stockholders’ Equity Statements	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Orion Financial Group Inc.

(A Development Stage Company)

San Jose, California

We have audited the accompanying balance sheets of Orion Financial Group, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012 and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from March 26, 2012 (inception) through December 31, 2012 and December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from March 26, 2012 (inception) through December 31, 2012 and December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 26, 2014

Orion Financial Group, Inc.

(a development stage company)

Balance Sheets

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$40	$12,151

Total assets	$40	$12,151

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,000	$-
Due to related party	11,417
Loan payable to shareholder	3,750
Total current liabilities	30,167	-

Total liabilities	30,167	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized
62,128,395 and 57,538,395 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	62,128	57,538
Additional paid-in capital	80,689	28,892
Deficit accumulated during development stage	(172,944)	(74,279)

Total stockholders’ equity (deficit)	(30,127)	12,151

Total liabilities and stockholders’ equity (deficit)	$40	$12,151

The accompanying notes are an integral part of these  financial statements.

Orion Financial Group, Inc.

(a development stage company)

Statements of Operations

		For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 ( inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Operating expenses:
General and administrative expenses	$98,665	$74,279	$172,944

Net loss	$(98,665)	$(74,279)	$(172,944)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average common
shares outstanding	60,097,924	13,113,032

The accompanying notes are an integral part of these  financial statements.

Orion Financial Group, Inc.

(a development stage company)

Statements of Cash Flows

	For the twelve months ended	For the period from March 26, 2012 (inception) through	For the period from March 26, 2012 (inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities:
Net loss	$(98,665)	$(74,279)	$(172,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	15,000	-	15,000
Accounts payable- related party	11,417	-	11,417
Net cash used in operating activities	(72,248)	(74,279)	(146,527)

Cash flows from financing activities:
Proceeds from stock issuance	56,387	86,330	142,717
Borrowings on debt	3,750		3,750
Contributed capital	-	100	100

Net cash provided by financing activities	60,137	86,430	146,567

Net increase in cash and cash equivalents	(12,111)	12,151	40

Cash and cash equivalents - beginning	12,151	-	-

Cash and cash equivalents - ending	$40	$12,151	$40

The accompanying notes are an integral part of these unaudited financial statements.

ORION FINANCIAL GROUP INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Value	Capital	Stage	Equity (Deficit)

Balance at the date of inception on March 26, 2012	-	$-	$-	$-	$-

Contributed Capital	-	-	100	-	100

Founders’ shares	56,164,350	56,164	(56,164)	-	-

Shares issued for cash	1,374,045	1,374	84,956	-	86,330

Net loss	-	-	-	(74,279)	(74,279)

Balance at December 31, 2012	57,538,395	$57,538	$28,892	$(74,279)	$12,151

Shares issued for cash	4,590,000	4,590	51,797		56,387

Net loss				(98,665)	(98,665)

Balance at December 31, 2013	62,128,395	62,128	80,689	(172,944)	(30,127)

The accompanying notes are an integral part of these financial statements.

ORION FINANCIAL GROUP INC.

(A Development Stage Company)

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are located in San Jose, CA. The Company is a strategic merchant-banking firm providing services to companies requiring cutting-edge advice in the area of corporate growth strategies. The Company provides financing alternatives to experienced executives that seek to purchase (buy-side) divest (sell-side) or recapitalize their public or private company. The Company has selected December 31 as its fiscal year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Earnings per Share

The Company computes net earnings per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability approach.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 4 – Equity

In July 2012, the Company issued 56,164,350 founder shares determined to have a deminimis value given the company’s lack of assets and operations.

In August 2012, the Company issued 1,044,045 shares to an investor for $86,000 at a price of $0.082 per share.

Also during August and September 2012, the Company issued 330,000 shares at a price of $0.001 per share for cash of $330.

In January 2013, the company issued 2,000,000 common shares for proceeds of $20,000.

In August 2013, the Company issued 1,578,000 common shares for proceeds of $15,187.

In September 2013, the Company issued 12,000 shares for proceeds of $1,200.

In November 2013, the Company issued 1,000,000 shares for proceeds of $20,000.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from inception (March 26, 2012) through December 31, 2013. The Company’s deferred tax assets consisted of the following as of December 31:

	2013	2012

Net operating losses carried forward	$60,530	$25,998
Valuation allowance	(60,530)	(25,998)

Net deferred income tax asset	-	–

The Company has net operating losses carried forward of $172,944 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Related party transactions

During the year ended December 31, 2013 and 2012 fees of $31,550 and $44,800 for consulting services were paid to our CEO. As of December 31, 2013, $11,417 was due to related parties for services and expenses paid on behalf of the Company.

The Company engaged HP Accounting to provide accounting services to the Company. Bob Bates, the Company’s interim Chief Financial Officer and director, is a shareholder of HP Accounting. In 2013 it billed $3,500.

NOTE 7 – LOAN PAYABLE TO SHAREHOLDER

A shareholder loaned the company $3,750 in December 2013. There are no specific terms of repayment.

Note 8 – EQUITY LINE

On July 29, 2013, the Company entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”).  Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $25,000,000 of the Company’s common stock to AGS over the course of 3 years. AGS has indicated that once the Company’s stock starts trading they would loan funds under the agreement. For each advance, the Company may issue an amount of stock equal to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety-one percent (91%) of the lowest of the best closing bid prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice.

As of December 31, 2013, no shares have been issued under this agreement.

Note 9 – Subsequent Events

In January 2014, the Company issued 240,000 shares to investors for $6,000 at a price of $0.025 per share.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Accounting Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Accounting Officer and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures are not effective due to the identification of material weaknesses in our internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting are not effective due to material weaknesses in areas covering impairment determination, revenue recognition and supervisory responsibilities.

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of December 31, 2013:

•	Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review.

The transactional controls of cash and assets for the subsidiaries are adequate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

On November 25, 2013, the Company filed an amendment to the Company’s Articles of Incorporation with the State of Wyoming, which increased the Company’s authorized shares of common stock, $0.001 par value per share from 100,000,000 shares to 250,000,000 shares.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of March 31, 2014. Our Executive officers are elected annually by our Board of Directors.

Name	Age	Position
Kenneth Green	54	President, Secretary, Treasurer and Director

Bob Bates	45	Interim Chief Financial Officer and Director

Lincoln Ong	51	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Kenneth Green, has served as President, Secretary, Treasurer, and Director of the Company since March 26, 2012.Mr. Green was the President of Catalyst Financial Group, Inc., a business incubation firm, from 2009 to 2010 . At Catalyst Financial Group, Inc., liquidated on September 24, 2010, Mr. Green has served as a management consultant specializing in marketing, sales, business analysis, organizational management, information systems implementation, consumer product marketing promotions, consumer trade shows, and identifying strategic alliances. From 2007 to 2008, Mr. Green was President of Catalyst Ventures until its sale to Worldvest. Mr. Green’s brings to the Company’s management and board of directors experience in the areas of identifying potential acquisition targets and planning and strategizing corporate growth. Mr. Green has a Master’s Degree in Business Administration from the University of Phoenix. Mr. Green’s brings to the Company’s management and board of directors experience in the areas of identifying potential acquisition targets and planning and strategizing corporate growth.

Bob Bates, has served as the interim Chief Financial Officer and Director of the Company since November 7, 2012. He was the Chief Financial Officer of Inova Technology (INVA.OB) from 2006-2013 and is a CFO consultant for Xumanii International Holdings Corp. (XUII) Mr. Bates received a BS from Bucknell University and is a CPA, CVA and CFE with over 20 years experience as a Controller and CFO for various public and private entities in several countries. His experience in the areas of SEC financial reporting, specifically in consolidation accounting, small business valuation and accounting experience in debt and acquisition accounting make him a strong director and accounting officer.

Lincoln Ong, has served as Director of the Company since November 7, 2012. He has worked as a Systems Programmer, System Software Developer and Systems Engineer and for High Wire Press since 2001. He earned his BS at San Francisco State University. Mr. Ong’s experience in improving operations/business processes/infrastructure provides the Company with a knowledge basis as it continues to improve its cost structure. These experiences of improving cost structure and business process are essential for Orion.

We currently do not have an employment agreement with any of our officers or directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)

Kenneth Green	2012	0	0	0	0	0	30,000	(1)	30,000
Bob Bates	2012	0	0	0	0	0	3,000	(2)	3,000
Kenneth Green	2013	0	0	0	0	0	31,500	(1)	31,500
Bob Bates	2013	0	0	0	0	0	3,500	(2)	3,500

(1)	Kenneth Green was paid $31,550 as of December 31, 2013 for his services rendered.

(2)	Pursuant to the Company’s contract with HP Accounting, Bob Bates was paid, through HPAccounting, $3,500 for his services.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We do not have any employment agreements with any of our officers.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 16, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
Pegasus Motorsports, LLLP (3)	17,670,000	28.4%
Catalyst Holding Group, LLLP (4)	17,670,000	28.4%
Directors and Executive Officers
Kenneth Green (5)	53,010,000	85.3%
Bob Bates (6)	680,000	1.0%
Lincoln Ong (7)	1,006,800	1.6%

All directors and officers as a group (3 people)	54,696,800	91.87%

(1) Unless otherwise, noted, the address of each beneficial owner is c/o Orion Financial Group, Incorporated, 1739 Creekstone Circle, San Jose, CA 95133.

(2) Based on 62,128,395 shares of common stock issued and outstanding as of March 16, 2014.

(3) The beneficial owner of Pegasus Motorsports, LLLP is Kenneth Green.

(4) The beneficial owner of Catalyst Group Holdings, LLLP is Kenneth Green.

(5) Owned via Pegasus Motorsports, LLP, The Orion Fund 501(c)(3), and Catalyst Group Holdings, LLLP.

(6) Owned via HP Accounting, 1819 Polk St. #314 San Francisco, CA 94109. Bob Bates is a shareholder of HP Accounting.

(7) Owned via Orsus, LLLP, Po Box 60667, Palo Alto, CA 94306. Lincoln Ong is the controlling shareholder of Orsus, LLLP.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, there have been no transactions since January 1, 2013 in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years in which any related person had or will have a direct or indirect material interest:

During the year ended December 31, 2013 and 2012 fees of $31,550 and $44,800 for consulting services were paid to our CEO, Ken Green. As of December 31, 2013, $11,417 was due to the CEO for services and expenses paid on behalf of the Company.

The Company engaged HP Accounting to provide accounting services to the Company. Bob Bates, the Company’s interim Chief Financial Officer and director, is a shareholder of HP Accounting. In 2013 it billed $3,500.

A shareholder, M. Tabatabaei, loaned the company $3,750 in December 2013. There are no specific terms of repayment.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ken Green, and Bob Bates are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $2,500 and $0 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $3,000 and $0 for filings for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description	Filing Method
3.1(i)		Articles of Incorporation.(1)	Incorporated by reference
3.1(ii)		Articles of Amendment.	Filed herewith
3.2		Bylaws.(1)	Incorporated by reference
10.1		HP Accounting Services Contract.(1)	Incorporated by reference
10.2		AGS Reserve Equity Financing Agreement dated July 29, 2013.(2)	Incorporated by reference
10.3		AGS Registration Rights Agreement dated July 29, 2013.(2)	Incorporated by reference
31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

(1)	Filed as an Exhibit on Form S-1 filed with the Securities and Exchange Commission on November 27, 2012.
(2)	Filed as an Exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP, INC.

By:	/s/ Kenneth Green
Kenneth Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Kenneth Green	President, Chief Executive Officer, Secretary and Director	March 28, 2014
Kenneth Green	(Principal Executive Officer)

/s/Lincoln Ong	Director	March 28, 2014
Lincoln Ong

/s/Bob Bates	Interim Chief Financial Officer and Director	March 28, 2014
Bob Bates	(Principal Executive Officer)

