Form 10-Q
period 2014-03-31
ORION FINANCIAL GROUP Inc
filed 2014-05-27
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of May 20, 2014: 78,651,305

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Orion Financial Group, Inc.
(a development stage company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$20,691	$40

Total assets	$20,691	$40

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,000	$15,000
Due to related party	16,417	11,417
Loan payable to shareholder	21,750	3,750
Total current liabilities	53,167	30,167

Total liabilities	53,167	30,167

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized 63,448,395 and 62,128,395 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	63,448	62,128
Additional paid-in capital	107,369	80,689
Deficit accumulated during development stage	(203,293)	(172,944)

Total stockholders’ equity (deficit)	(32,476)	(30,127)

Total liabilities and stockholders’ equity (deficit)	$20,691	$40

The accompanying notes are an integral part of these financial statements.

Orion Financial Group, Inc.
(a development stage company)
Statements of Operations
(Unaudited)

	3 Months ended	3 Months ended	For the period from March 26, 2012 (inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

Operating expenses:
General and administrative expenses	$30,349	$19,424	$203,293

Net loss	$(30,349)	$(19,424)	$(203,293)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	63,448,395	58,920,417

The accompanying notes are an integral part of these financial statements.

Orion Financial Group, Inc.
(a development stage company)
Statements of Cash Flows
(Unaudited)

	For the three Months ended	For the three Months ended	For the period from March 26, 2012 (inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

Cash flows from operating activities:
Net loss	$(30,349)	$(19,424)	$(203,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	-	15,000
Accounts payable- related party	5,000	-	16,417
Net cash used in operating activities	(25,349)	(19,424)	(171,876)

Cash flows from financing activities:
Proceeds from stock issuance	28,000	20,000	170,717
Loan from shareholder	18,000	-	21,750
Contributed capital	-	-	100

Net cash provided by financing activities	46,000	20,000	192,567

Net increase in cash and cash equivalents	20,651	576	20,691

Cash and cash equivalents - beginning	40	12,151	-

Cash and cash equivalents - ending	$20,691	$12,727	$20,691

The accompanying notes are an integral part of these unaudited financial statements.

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share. The authorized capital was increased to 255,000,000, of which 250,000,000 is common stock and 5,000,000 is Preferred Stock. The Company’s principal operations are located in San Jose, CA. The Company is a strategic financial consulting firm providing services to companies requiring cutting-edge advice in the area of corporate growth strategies. The Company provides financing alternatives to experienced executives that seek to purchase (buy-side) divest (sell-side) or recapitalize their public or private company. The Company has selected December 31 as its fiscal year end.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orion Financial Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period from March 26, 2012 (inception through December 31, 2013 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 26, 2012 (inception) through December 31, 2013 as reported in the Company’s Form 10-K have been omitted.

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

Note 4 – Equity

During the quarter ended March 31, 2014, the company issued 1,320,000 common shares for proceeds of $28,000.

Note 5 – Related party transactions

During the quarter ended March 31, 2014, fees of $12,600 for consulting services were paid to our CEO. As of March 31, 2014, $16,417 was due to related parties for services and expenses paid on behalf of the Company and another $21,750 was due to a shareholder for demand loans of which $18,000 was borrowed in the three months ended March 31, 2014.

Note 6 – Subsequent Events

In April/May 2014, the Company issued 15,202,910 shares to investors for $5,110 at a price of $0.0003 per share.

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

Results of Operations

Inception (March 26, 2012) Through March 31, 2014.

SG&A Expenses: SG&A Expense from inception through March 31, 2014 were $203,293, which was primarily attributable to professional fees.

Total Expenses: Total expenses from inception through March 31, 2014 were $203,293 which was primarily attributable to professional fees.

Net Loss: We incurred a net loss of $203,293 from inception through March 31, 2014, which was primarily attributable to general and administrative expenses.

March 31, 2013 Compared to March 31, 2014.

SG&A Expenses: SG&A Expense for the quarter ended March 31, 2013 and March 31, 2014, respectively, increased from $19,424 to $30,349, which was primarily attributable to professional fees.

Total Expenses: Total expenses for the quarter ended March 31, 2013 and March 31, 2014, respectively, increased from $19,424 to $30,349, which was primarily attributable to professional fees.

Net Loss: We incurred a net loss for the quarter ended March 31, 2013 and March 31, 2014, respectively, which increased from $19,424 to $30,349, which was primarily attributable to professional fees.

Capital Resources and Liquidity

As of March 31, 2014, we had cash and cash equivalents of approximately $20,691. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $100,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2014 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $171,876 from inception through March 31, 2014 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from inception through March 31, 2014.

Net cash flow from financing activities was $192,567 from inception through March 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, the company issued 1,320,000 common shares for the proceeds of $28,000. The shares were issued through a private offering to 7 investors. The securities were issued in reliance upon exemptions from registration to section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated under the Securities Act.

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

ORION FINANCIAL GROUP INCORPORATED

Dated: May 23, 2014	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: May 23, 2014	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer (Duly Authorized Director and Principal Financial and Accounting Officer)

