Form 10-Q
period 2014-06-30
ORION FINANCIAL GROUP Inc
filed 2014-10-07
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-185146

ORION FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	(EIN NUMBER)
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

1739 Creekstone Circle San Jose, CA 95133	95133
(Address of principal executive offices)	(Zip Code)

408-691-0806

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 30, 2014: 97,551,804

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Orion Financial Group, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$5,042	$40

Total assets	$5,042	$40

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	15,000	15,000
Due to related party	16,417	11,417
Loan payable to shareholder	26,750	3,750
Total current liabilities	58,167	30,167

Total liabilities	58,167	30,167

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized
95,307,804 and 62,128,395 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	95,308	62,128
Preferred stock, $0.001 par value, 5,000,000 shares authorized
0 and 0 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	116,199	80,689
Subscription receivable	(1,000)	-
Deficit accumulated during development stage	(263,632)	(172,944)

Total stockholders’ equity (deficit)	(53,125)	(30,127)

Total liabilities and stockholders’ equity (deficit)	$5,042	$40

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Operating expenses:
General and administrative expenses	$60,339	$21,676	$90,688	$41,092

Net loss	$(60,339)	$(21,676)	$(90,688)	$(41,092)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	87,642,878	59,538,345	75,078,107	59,538,345

The accompanying notes are an integral part of these unaudited financial statements.

Orion Financial Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(90,688)	$(41,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Stock compensation expense	27,590	-
Stock compensation expense - related party	4,000
Accounts payable	-	4,475
Accounts payable- related party	5,000	4,492
Net cash used in operating activities	(54,098)	(32,125)

Cash flows from financing activities:
Proceeds from stock issuance	36,100	20,000
Loan from shareholder	23,000	-
Net cash provided by financing activities	59,100	20,000

Net increase in cash and cash equivalents	5,002	(12,125)

Cash and cash equivalents - beginning	40	12,151

Cash and cash equivalents - ending	$5,042	$26

The accompanying notes are an integral part of these unaudited financial statements.

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share. The authorized capital was increased to 255,000,000, of which 250,000,000 is common stock and 5,000,000 is Preferred Stock  on [x date], 2014. The Company’s principal operations are located in San Jose, CA. The Company is a strategic financial consulting firm providing services to companies requiring cutting-edge advice in the area of corporate growth strategies. The Company provides financing alternatives to experienced executives that seek to purchase (buy-side) divest (sell-side) or recapitalize their public or private company. The Company has selected December 31 as its fiscal year end.

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orion Financial Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period from March 26, 2012 (inception) through December 31, 2013 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 26, 2012 (inception) through December 31, 2013 as reported in the Company’s Form 10-K have been omitted.

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

Note 4 – Equity

During the six months ended June 30, 2014, the company issued 33,179,409, common shares, of which 1,589,640 shares were issued for proceeds of $36,100, and 31,589,769 were issued as stock compensation of $31,590. Of these shares, 4,000,000 were issued as compensation to an entity controlled by a related party. The shares were valued at par value because the Company is not trading and the shares have a nominal value.

Note 5 – Related party transactions

During the six months ended June 30, 2014, fees of $36,918 for consulting services were paid to our CEO. As of June 30, 2014, $16,417 was due to related parties for services and expenses paid on behalf of the Company and another $26,750 was due to a shareholder for demand loans of which $23,000 was borrowed in the three months ended June 30, 2014.

During the quarter, 4,000,000 shares were issued for services to an entity controlled by a related party. The shares were valued at par value because the Company is not trading and the shares have a nominal value.

Note 6 – Subsequent Events

In July/August 2014, the Company issued 10,000 shares to investors for $11,000 at a price of $1.10 per share. It issued 970,000 shares for compensation expense.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014.

SG&A Expenses: SG&A Expense for the quarter ended June 30, 2013 and June 30, 2014, respectively, increased from $21,676 to $60,338, which was primarily attributable to stock compensation expense.

Total Expenses: Total expenses for the quarter ended June 30, 2013 and June 30, 2014, respectively, increased from $21,676 to $60,668, which was primarily attributable to stock compensation expense.

Net Loss: We incurred a net loss for the quarter ended June 30, 2013 and June 30, 2014, respectively, increased from $21,676 to $60,338, which was primarily attributable to stock compensation expense.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

SG&A Expenses: SG&A Expense for the six months ended June 30, 2013 and June 30, 2014, respectively, increased from $41,092 to $90,688, which was primarily attributable to stock compensation expense.

Total Expenses: Total expenses for the six months ended June 30, 2013 and June 30, 2014, respectively, increased from $41,092 to $90,688, which was primarily attributable to stock compensation expense.

Net Loss: We incurred a net loss for the six months ended June 30, 2013 and June 30, 2014, respectively, increased from $41,092 to $90,688, which was primarily attributable to stock compensation expense.

Capital Resources and Liquidity

As of June 30, 2014, we had cash and cash equivalents of approximately $5,042. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $100,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2014 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014, the company issued 33,179,409, common shares, of which 1,589,640 shares were issued for proceeds of $37,100, and 31,589,769 were issued as stock compensation of $31,590. Shares, other than those issued for stock compensation, were issued through a private offering to 4 investors. The securities were issued in reliance upon exemptions from registration to section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated under the Securities Act.

The above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The Company also issued 31,589,769 shares of common stock to [xx] people for services rendered during the quarter ended June 30, 2014. The Shares were valued at a total value of $31,590.

The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Amendment to the Articles of Incorporation, filed with the States of Wyoming on April 30, 2014

31.1	Certification of the Principal Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2	Certification of the Principal Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP INCORPORATED

Dated: October 7, 2014	By:	/s/ Kenneth Green
Kenneth Green
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: October 7, 2014	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer (Duly Authorized Director and Principal Financial and Accounting Officer)

