Form 10-Q
period 2014-09-30
ORION FINANCIAL GROUP Inc
filed 2015-06-10
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 30, 2014: 98,503,465

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Orion Financial Group, Inc.

Balance Sheets

(Unaudited)

	September 30	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$100	$40

Total assets	$100	$40

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,000	$15,000
Due to related party	21,417	11,417
Loan payable to shareholder	30,500	3,750
Total current liabilities	66,917	30,167

Total liabilities	66,917	30,167

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized 98,503,465 and 62,128,395 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	98,503	62,128
Preferred stock, $0.001 par value, 5,000,000 shares authorized 0 and 0 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	131,189	80,689
Accumulated deficit	(296,509)	(172,944)

Total stockholders’ equity (deficit)	(66,817)	(30,127)

Total liabilities and stockholders’ equity (deficit)	$100	$40

The accompanying notes are an integral part of these unaudited financial statements

Orion Financial Group, Inc.

Statements of Operations

(Unaudited)

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Operating expenses:
General and administrative expenses	$123,565	$73,730	$32,877	$32,638

Net loss	$(123,565)	$(73,730)	$(32,877)	$(32,638)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	83,638,247	59,521,138	98,160,148	60,085,119

The accompanying notes are an integral part of these financial statements.

Orion Financial Group, Inc.

Statements of Cash Flows

(Unaudited)

	9 Months Ended	9 Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(123,565)	$(73,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Stock compensation expense	30,775	-
Stock compensation expense related party	4,000	-
Accounts payable	-	21,485
Accounts payable- related party	10,000	4,792
Net cash used in operating activities	(78,790)	(47,453)

Cash flows from financing activities:
Proceeds from stock issuance	47,100	35,375
Loan from shareholder	26,750	-
Contributed capital	5,000	-

Net cash provided by financing activities	78,850	35,375

Net increase in cash and cash equivalents	60	(12,078)

Cash and cash equivalents - beginning	40	12,151

Cash and cash equivalents - ending	$100	$73

The accompanying notes are an integral part of these unaudited financial statements.

ORION FINANCIAL GROUP, INC

Notes to the Unaudited Financial statements

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

In the nine months ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2 - Basis of Presentation

The accompanying unaudited interim financial statements of Orion Financial Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2013 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Company’s Form 10-K have been omitted.

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

Note 4 – Equity

During the nine months ended September 30, 2014, the company issued 36,375,070, common shares, of which 1,599,640 shares were issued for proceeds of $47,100, and 34,775,430 were issued as stock compensation of $30,775. Of these shares, 4,000,000 were issued as compensation to an entity controlled by a related party. The shares were valued at par value because the Company is not trading and the shares have a nominal value.

Note 5 – Related party transactions

During the nine months ended September 30, 2014, fees of $50,737 for consulting services were paid to our CEO. As of September 30, 2014, $21,417 was due to related parties for services and expenses paid on behalf of the Company and another $3,750 was due to a shareholder for demand loans of which $26,750 was borrowed in the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, 4,000,000 shares were issued for services to an entity controlled by a related party. The shares were valued at par value because the Company is not trading and the shares have a nominal value.

Note 6 – Subsequent Events

In 2015, the Company issued 464,182 shares to investors for $47,250 at a price of $.10 per share. It issued 420,268 shares for compensation expense.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2014.

SG&A Expenses: SG&A Expense for the quarter ended September 30, 2013 and September 30, 2014, respectively, increased from $32,638 to $32,877, which was primarily attributable to stock compensation expense.

Total Expenses: Total expenses for the quarter ended September 30, 2013 and September 30, 2014, respectively, increased from $32,638 to $32,877, which was primarily attributable to stock compensation expense.

Net Loss: We incurred a net loss for the quarter ended September 30, 2013 and September 30, 2014, respectively, increased from $32,638 to $32,877, which was primarily attributable to stock compensation expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

SG&A Expenses: SG&A Expense for the nine months ended September 30, 2013 and September 30, 2014, respectively, increased from $73,730 to $123, 565, which was primarily attributable to stock compensation expense.

Total Expenses: Total expenses for the nine months ended September 30, 2013 and September 30, 2014, respectively, increased from $73,730 to $123,565, which was primarily attributable to stock compensation expense.

Net Loss: We incurred a net loss for the nine months ended September 30, 2013 and September 30, 2014, respectively, increased from $73,730 to $123,565, which was primarily attributable to stock compensation expense.

Capital Resources and Liquidity

As of September 30, 2014, we had cash and cash equivalents of approximately $100. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $100,000 will be required annually to finance the Company's current operations of executing its business plan. The Company may require funds of up to $4,000,000 to finance its plan of operations. Funds required to finance the Company's plan of operations are expected to come from its offering, or from additional debt or equity financings during fiscal 2014 until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, the company issued 36,375,070, common shares, of which 1,589,640 shares were issued for proceeds of $36,100, and 34,785,430 were issued as stock compensation of $34,785. Shares, other than those issued for stock compensation, were issued through a private offering to 4 investors. The securities were issued in reliance upon exemptions from registration to section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated under the Securities Act.

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

ORION FINANCIAL GROUP INCORPORATED

Dated: June 10, 2015	By:	/s/Kenneth Green
Kenneth Green
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: June 10, 2015	By:	/s/Bob Bates
Bob Bates
Chief Financial Officer (Duly Authorized Director and Principal Financial and Accounting Officer)

