Form 10-K
period 2014-12-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-185146

ORION FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	45-4924646
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

Mishol Hadkalim 14, Ramat, Jerusalem, Israel	90900
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 054-798-0813

1739 Creekstone Circle

San Jose, CA 95133

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes ☐ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 25, 2017: $0.

As of August 25, 2017, there were approximately 159,999,356 shares of the registrant’s common stock outstanding.

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

Our Corporate History and Background

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion intends to provide strategic financial consulting services to companies requiring advice in the area of corporate growth strategies. The Company intends to provide consulting services until a merger or acquisition candidate can be located to add critical size to our operations.

On May 26, 2017, the Board of Directors appointed Joshua Nadav, to serve as Chairman of the Board of Directors of the Company effective immediately. In addition, on May 26, 2017, the Company accepted the resignation of Kenneth Green as the Company’s President, CEO, Treasurer, Secretary and member of the Board of Directors effective the same date. Mr. Green’s resignations did not arise from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company. Additionally, on May 26, 2017, the Company accepted the resignation of Bob Bates as the Company’s CFO, effective the same date. Mr. Bate’s resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company. Further, on May 3, 2017, Lincoln Ong the Company's CTO and Director resigned from the Company effective immediately and on May 4, 2017, Mark Corrao the Company's COO and resigned from the Company effective immediately. Neither of the aforementioned officers and directors resignations were from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company. Effective on May 26, 2017, the Company appointed Joshua Nadav to serve as President, CEO, CFO, Treasurer, Secretary and Chairman of the Board.

Industry Overview

Orion seeks to offer its services to clients across North America. The Company seeks to identify viable engagements in various industries including manufacturing, real estate, distribution, energy, logistics, hospitality, air cargo, design & build, architecture & design, food production, viticulture, and aviation support services in states, and provinces across North America.  In each case, the target company’s owners or current management team are faced with major corporate development challenges that may prevent them from ascending to the next level of business operations or inhibit strategic acquisitions or divestitures of corporate assets.

Financial Services Market

Orion is focused on providing consulting services to private and public businesses that have the following characteristics: suitable mergers and acquisitions candidate, financially distressed entity, real estate dealings, or desire access to capital markets. Orion’s target company will not be industry specific; however, efforts will be directed at companies with the following attributes:

-Objective to sell, buy, or expand their business;

-Seeking recapitalization;

-Enterprise Value of $.5 to $20 million;

-Profitably operational for at least 3 years;

-Cash flow positive through profitability;

-Auditable financials; and

-Strong management team

Growth Strategy

Orion plans to expand its core consulting services by utilizing a broad marketing strategy as well as looking into strategic acquisitions or joint ventures that will enable the Company to offer clients better products. We will attempt to have strategic alliances to leverage our position as a new player in the financial industry. These partnerships will encompass relationships with more established companies in our space that will enable us to pursue our corporate objectives.

Employees

As of the June 30, 2017, we have no full-time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A.         Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.         Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.            Properties

Our principal executive office is located at Mishol Hadkalim 14, Ramat, Jerusalem, Israel, 90900and our telephone number is 054-798-0813.  We use this property free of charge.

Item 3.            Legal Proceedings

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our shares of common stock. We are quoted on the OTCBB and under the symbol “ORFN”. However, as of the date hereof, no public market has materialized.

Holders

As of June 30, 2017, we had 85 holders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2013, the Company issued 4,590,000 shares for proceeds of $56,387.

In 2014, the Company issued 2,657,640 shares for proceeds of $54,791 to non-accredited investors.

Item 6.          Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013, through December 31, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

Overview

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion provides strategic financial consulting services to companies requiring advice in corporate growth strategies. The Company seeksto provide consulting services until a merger or acquisition candidate can be located to add critical size to our operations

Orion seeks to offer its services to clients across North America. The Company seeks to identify viable engagements in various industries including manufacturing, real estate, distribution, energy, logistics, hospitality, air cargo, design & build, architecture & design, food production, viticulture, and aviation support services in states, and provinces across North America.  In each case, the target company’s owners or current management team are faced with majorcorporate development challenges that may prevent them from ascending to the next level of business operations or inhibit strategic acquisitions or divestitures of corporate assets.

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

We will need additional financing to establish business relations and develop our business plan. This may include mergers and acquisitions as well as traditional marketing approaches.

Results of Operation

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenues:  Revenues were zero for both the years ended December 31, 2014 and December 31, 2013. There was no change.

SG&A Expenses: SG&A Expense for the year ended December 31, 2014 were $130,799, and $98,665 for the year ended December 31, 2013 which was an increase of $32,134. This was primarily attributable to increased consulting fees. This is a shift away from professional fees such as legal and accounting as we were reaching out for new business.

Total Expenses: Total expenses for the year ended December 31, 2014 were $130,799, and $98,665 for the year ended December 31, 2013 which was an increase of $32,134. This was primarily attributable to increased consulting fees. This is a shift away from professional fees such as legal and accounting as we were reaching out for new business. The same as SG&A expenses.

Net Loss: We incurred a net loss of $(130,799) from January 1, 2014 through December 31, 2014, solely the result of SG&A expenses. The net loss for the year ended December 31, 2013 was $98,665, an increase of $32,134 as detailed in SG&A Expenses, there were no other components.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $57. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. It is expected to take longer than 12 months to reach a break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(96,467) fromJanuary 1, 2014 through December 31, 2014 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from January 1, 2014 through December 31, 2014.

Net cash flow from financing activities was $96,404 from January 1, 2014 through December 31, 2014.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2014 which are contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

As of and for the years ended December 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Off-Balance Sheet Arrangements

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8.             Financial Statements and Supplementary Data

Index to Financial Statements	Page

Income Statements	F-4

Balance Sheets	F-3

Cash Flows Statements	F-5

Stockholders’ Equity Statements	F-7

Notes to Financial Statements	F-8

Reports of Independent Registered Public Accounting Firms	F 1-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Orion Financial Group Inc.

San Jose, California

We have audited the accompanying balance sheets of Orion Financial Group, Inc. (the “Company”) as of December 31, 2014 and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required tohave, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DLL CPAS, LLC

DLL CPAS

Savannah, GA

August 17, 2017

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Orion Financial Group Inc.

San Jose, California

We have audited the accompanying balance sheets of Orion Financial Group, Inc. (the “Company”) as of December 31, 2013 and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 26, 2014

F-2

ORION FINANCIAL GROUP, INC.

BALANCE SHEETS

	31-Dec-14	31-Dec-13
	(Audited)	(Audited)
Assets
Current assets
Cash and Cash Equivalents	$57	$40
Total Current assets	57	40

Total Assets	$57	$40

Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Notes Payable - Related Party	56,833	15,167
Total Current Liabilities	71,833	30,167

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 0, issued and outstanding 12/31/2014 & 12/31/2013, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 99,116,715 and 62,136,395 issued and outstanding at 12/31/2014 & 12/31/2013, respectively.	99,117	62,128
Additional Paid in Capital	132,830	80,689
Accumulated Deficit	(303,723)	(172,944)
Total Equity(Deficit)	(71,776)	(30,127)
Total Liabilities and Equity(Deficit)	$57	$40

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
	(Audited)	(Audited)

Revenues	$0	$0

Operating Expenses	130,799	98,665

Net Income(Loss) from Operations	(130,799)	(98,665)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations Before Income Taxes	(130,799)	(98,665)

Tax Expense	0	0

Net Income(Loss)	$(130,799)	$(98,665)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number of shares outstanding	88,540,781	60,097,924

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(130,799)	$(98,665)
Stock Issued as Compensation	14,054	0
Stock Issued as Compensation - related parties	20,278	0
Increase(decrease) in accounts payable	0	15,000
Increase(decrease) in payables related party’	0	11,417
Net cash used in operating activities	(96,467)	(72,248)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	54,798	56,387
Proceeds from related party loans	41,666	3,750
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	96,464	60,137

Increase in cash and equivalents	(3)	(12,111)

Cash and cash equivalents at beginning of period	60	12,151

Cash and cash equivalents at end of period	$57	$40

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2014	2013
	(Audited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

“Audited”

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances December 31, 2012	0	$0	57,538,395	$57,538	$28,892	$(74,279)	$12,151
							0
Common issued for cash	0	0	4,590,000	4,590	51,797	0	56,387
Net Loss 2013	0	0	0	0	0	(98,665)	(98,665)

Balances December 31, 2013	0	0	62,128,395	62,128	80,689	(172,944)	(30,127)

Common issued for services	0	0	34,330,680	34,331	0	0	34,331
Preferred issued for services	8	0	0	0	8	0	8
Stock issued for cash	0	0	2,657,640	2,658	52,133	0	54,791
Net Loss 2014	0	0	0	0	0	(130,779)	(130,779)
Balances December 31, 2014	8	0	99,116,715	99,117	132,830	(303,723)	(71,776)

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP INC.

(A Development Stage Company)

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are now located in Mishol Hadkalim 14, Ramat, Jerusalem, Israel, 90900. The Company provides consulting to small public and private companies. The Company has selected December 31 as its fiscal year end.

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

Earnings per Share

The Company computes net earnings per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of December 31, 2014, there were 99,116,715 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of December 31, 2014.

In 2013, the Company issued 4,590,000 shares for proceeds of $56,387.

In 2014, the Company issued 2,657,640 shares for proceeds of $54,791 to non-accredited investors.

In 2014 the company issued 34,330,680 shares for services valued at its fair market value of $34,331.

In 2014 the company issued 9 shares of preferred stock for $9 in services. 1 share was cancelled later in the year.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2013 through December 31, 2014. The Company’s deferred tax assets consisted of the following as of December 31:

	2014	2013

Net operating losses carried forward	$303,723	$60,530
Valuation allowance	(303,723)	(60,530)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $303,723 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

 Note 7– Related party transactions

During the years ended December 31, 2013 and 2014 there was $31,550, $18,200, paid for consulting services to our CEO at that time. As of December 31, 2014, $56,833 was due to related parties for services and expenses paid on behalf of the Company.

The Company engaged HP Accounting to provide accounting services to the Company. Bob Bates, the Company’s interim Chief Financial Officer and director, is a shareholder of HP Accounting. In 2013, it billed $3,500.

Shareholder loans to the company were $3,750 in the year ended December 2013, $41,666 in the year ended December 2014.

Note 8 – Subsequent Events

On June 1, 2017, there was a change in control of the Company through a private share transaction. Details are provided on Form 8-K.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Malone Bailey, LLP resigned as independent registered public accountant of Orion Financial Group, Inc. (the “Company”). On August 10, 2017, the Company engaged DLL CPAs, LLC ("DLL") as our new independent principal accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. Neither the Company, nor anyone on its behalf has consulted DLL with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) any matter that was either the subject of a disagreement with MaloneBailey or a reportable event with respect to MaloneBailey; (iii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that DLL concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.  The decision to engage DLL was approved by the Company’s Board of Directors.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Accounting Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Accounting Officer and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures are not effective due to the identification of material weaknesses in our internal controls.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting for all of the following periods, December 31, 2013 through December 31, 2014:

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

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of August 25, 2017. Our Executive officers are elected annually by our Board of Directors.

Name	Age	Position
Joshua Nadav(1)	29	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors

(1)	Mr. Nadav has served as President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directorsfrom May 26, 2017 to present.

On May 26, 2017, the Board of Directors appointed Joshua Nadav, to serve as Chairman of the Board of Directors of the Company effective immediately. In addition, on May 26, 2017, the Company accepted the resignation of Kenneth Green as the Company’s President, CEO, Treasurer, Secretary and member of the Board of Directors effective the same date. Mr. Green’s resignations did not arise from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company. Additionally, on May 26, 2017, the Company accepted the resignation of Bob Bates as the Company’s CFO, effective the same date. Mr. Bate’s resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company.  Further, on May 3, 2017, Lincoln Ong the Company's CTO and Director resigned from the Company effective immediately and on May 4, 2017, Mark Corrao the Company's COO and resigned from the Company effective immediately. Neither of the aforementioned officers and directors resignations were from any disagreement on any matter relating to the Company’s operations, policies, or practice, nor regarding the general direction of the Company.  Effective on May 26, 2017, the Company appointed Joshua Nadav to serve as President, CEO, CFO, Treasurer, Secretary and Chairman of the Board.

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Joshua Nadav, has been working with small to median size business providing a broad array of services and solutions for small businesses. Offering merchant cash advances, small business loans, SBA loans, equipment financing, factoring, purchase order financing and commercial mortgages nationwide. Joshua also works with merchants providing credit card processing, personal and business credit repair.

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

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2013 through 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)

Kenneth Green(1)	2014	0	0	0	0	0	18,200		18,200
Kenneth Green(1)	2013	0	0	0	0	0	31,500	(1)	31,500

(1)	Mr. Green resigned as President, CEO, Treasurer, Secretary and Chairman of the Board of Directorson May 26, 2017.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)

5% Shareholders
Pegasus Motorsports, LLLP (3)	17,670,000	17.83%
Catalyst Holding Group, LLLP (4)	27,682,000	27.93%

Directors and Executive Officers

Kenneth Green (5)	32,986,000	33.28%
Bob Bates (6)	680,000	0.69%
Lincoln Ong (7)	6,206,800	6.26%
MY Tabatabaei, LLLP	2,432,000	2.45%
Ronald L Rowton	3,402,000	3.43%

All directors and officers as a group (3 people)	91,058,800	91.87%

(1) Unless otherwise, noted, the address of each beneficial owner is c/o Orion Financial Group, Incorporated, 1739 Creekstone Circle, San Jose, CA 95133.

(2) Based on 62,128,395 shares of common stock issued and outstanding as of March 16, 2014.

(3) The beneficial owner of Pegasus Motorsports, LLLP is Kenneth Green.

(4) The beneficial owner of Catalyst Group Holdings, LLLP is Kenneth Green.

(5) Owned via Pegasus Motorsports, LLLP, The Orion Fund 501(c)(3), and Catalyst Group Holdings, LLLP.

(6) Owned via HP Accounting, 1819 Polk St . # 314 San   Francisco, CA 94109. Bob Bates is a shareholder of HP Accounting.

(7) Owned via Orsus, LLLP, Po Box 60667, Palo Alto, CA 94306. Lincoln Ong is the controlling shareholder of Orsus, LLLP.

* There was a change in ownership of the Company through a sale of a control block of private stock on June 1, 2017, further details are provided in the Form 8-K filing as well as our more recent filings.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since January 1, 2013 in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years in which any related person had or will have a direct or indirect material interest:

During the years ended December 31, 2013 and 2014 there was $31,550, $18,200, paid for consulting services to our CEO at that time. As of December 31, 2014, $56,833 was due to related parties for services and expenses paid on behalf of the Company.

The Company engaged HP Accounting to provide accounting services to the Company. Bob Bates, the Company’s interim Chief Financial Officer and director, is a shareholder of HP Accounting. In 2013, it billed $3,500.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 through December 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

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

Item 14.      Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $5,000 and $2,500 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 through December 31, 2013.

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

Exhibit Number	Description	Filing Method
3.1(i)	Articles of Incorporation.(1)	Incorporated by reference
3.1(ii)	Articles of Amendment.	Incorporated by reference
3.2	Bylaws.(1)	Incorporated by reference
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

ORION FINANCIAL GROUP, INC.

By:	/s/ Joshua Nadav
Joshua Nadav
Chief Executive Officer, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Joshua Nadav	President, Chief Executive Officer, CFO Secretary and Director	August 30, 2017
Joshua Nadav	(Principal Executive Officer)

