Form 10-Q
period 2015-03-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number:  333-185146

ORION FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Wyoming	45-4924646
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
Mishol Hadkalim 14, Ramat, Jerusalem	90900
(Address of principal executive offices)	(Zip Code)

054-798-0813

(Registrant’s telephone number, including area code)

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

☒  Yes ☐  No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of August 25, 2017: 159,999,356

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ORION FINANCIAL GROUP, INC.
BALANCE SHEETS
“Unaudited”

	31-Mar-15	31-Dec-14

Assets
Current assets
Cash and Cash Equivalents	$48	$57
Total Current assets	48	57

Total Assets	$48	$57
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	63,732	56,833
Total Current Liabilities	78,732	71,833

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 3/31/2015, 12/1/2014 respectively	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 99,257,913 and 99,116,715 issued and outstanding at 3/31/2015, 12/31/2014, respectively.	99,258	99,117
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(310,772)	(303,723)
Total Equity(Deficit)	(78,684)	(71,776)

Total Liabilities and Equity(Deficit)	$48	$57

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$0	$0

Operating Expenses	7,049	30,349

Net Income(Loss) from Operations	(7,049)	(30,349)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	(7,049)	(30,349)

Tax Expense	0	0

Net Income(Loss)	$(7,049)	$(30,349)

Basic and Diluted Loss Per Share	$(0.0001)	$(0.0005)

Weighted average number of shares outstanding	99,210,847	63,448,395

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(7,049)	$(30,349)
Stock Issued as Compensation	141	0
Increase(decrease) in payables related party’	0	5,000
Net cash used in operating activities	(6,908)	(25,349)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	28,000
Proceeds from related party loans	6,899	18,000
Net cash provided(used) by financing activities	6,899	46,000

Increase in cash and equivalents	(9)	20,651

Cash and cash equivalents at beginning of period	57	40

Cash and cash equivalents at end of period	$48	$20,691

“The accompanying notes are an integral part of these financial statements”

5

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC

Notes to the Unaudited Financial statements

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are now located in Mishol Hadkalim 14, Ramat, Jerusalem 90900. The Company provides consulting to small public and private companies. The Company has selected December 31 as its fiscal year end.

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of March 31, 2015, there were 99,257,913 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of March 31, 2015.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through March 31, 2015. The Company’s deferred tax assets consisted of the following as of December 31:

	3/31/2015	12/31/2014

Net operating losses carried forward	$310,772	$303,723
Valuation allowance	(310,772)	(303,723)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $310,772 available to offset taxable income in future years which begins expiring in 2023.

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

Shareholder loans to the company were $19,933 in the three months ended March 2015advances for cash flow purposes.

Note 8 – Subsequent Events

On June 1, 2017, there was a change of control of the Company through a private share transaction. Details are provided on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Financial Services Market

Orion is focused on providing consulting services to private and public businesses that have the following characteristics: suitable mergers and acquisitions candidate, financially distressed entity, real estate dealings, or desire access to capital markets. Orion’s target company will not be industry specific; however, efforts will be directed at companies with the following attributes:

¨	Objective to sell, buy, or expand their business;

¨	Seeking recapitalization;

¨	Enterprise Value of $.5 to $20 million;

¨	Profitably operational for at least 3 years;

¨	Cash flow positive through profitability;

¨	Auditable financials; and

¨	Strong management team.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015.

SG&A Expenses: SG&A Expense for the quarter ended March 31, 2014 and March 31, 2015, respectively, decreased from $30,349 to $7,049, which was primarily attributable to a decrease in company activity in 2015.

Total Expenses: Total expenses for the quarter ended March 31, 2014 and March 31, 2015, respectively, increased from $30,349 to $7,049, which was primarily attributable to a decrease in company activity in 2015.

Net Loss: We incurred a net loss for the quarter ended March 31, 2014 and March 31, 2015, respectively, increased from $30,349 to $7,049, which was primarily attributable to a decrease in company activity in 2015.

Capital Resources and Liquidity

As of March 31, 2015, we had cash and cash equivalents of approximately $48. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this Item.

Item 4. Controls and Procedures

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the company issued 141,198, common shares, which were issued as stock compensation of $141.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION FINANCIAL GROUP INCORPORATED

Dated: August 30, 2017	By:	/s/Joshua Nadav
Joshua Nadav
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer), Chief Financial Officer

