Form 10-Q
period 2015-06-30
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORION FINANCIAL GROUP, INC.

BALANCE SHEETS

“Unaudited”

	30-Jun-15	31-Dec-14
Assets
Current assets
Cash and Cash Equivalents	$23	$57
Total Current assets	23	57

Total Assets	$23	$57
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	64,930	56,833
Total Current Liabilities	79,930	71,833

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 6/30/2015, 12/31/2014 respectively	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 113,087,913 and 99,116,715 issued and outstanding at 6/30/2015, 12/31/2014, respectively.	113,088	99,117
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(325,825)	(303,723)
Total Equity(Deficit)	(79,907)	(71,776)
Total Liabilities and Equity(Deficit)	$23	$57

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF OPERATIONS

“Unaudited”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$0	$0	$0	$0

Operating Expenses	15,053	60,339	22,102	90,688

Net Income(Loss) from Operations	(15,053)	(60,339)	(22,102)	(90,688)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations Before Income Taxes	(15,053)	(60,339)	(22,102)	(90,688)

Tax Expense	0	0	0	0

Net Income(Loss)	$(15,053)	$(60,339)	$(22,102)	$(90,688)

Basic and Diluted Loss Per Share	$(0.0001)	$(0.0007)	(0.0002)	(0.0012)

Weighted average number of shares outstanding	103,921,246	87,642,878	101,635,713	75,078,107

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS

“Unaudited”

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(22,102)	$(90,688)
Stock Issued as Compensation	479	27,590
Stock Issued as Compensation - Related Party	13,351	4,000
(Increase)decrease in accounts receivable	0	0
Increase(decrease) in payables related party’	0	5,000
Net cash used in operating activities	(8,272)	(54,098)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	36,100
Proceeds from related party loans	8,238	23,000
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	8,238	59,100

Increase in cash and equivalents	(34)	5,002

Cash and cash equivalents at beginning of period	57	40

Cash and cash equivalents at end of period	$23	$5,042

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS - CONTINUED

“Unaudited”

	For the Six Months Ended June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC

Notes to the Unaudited Financial statements

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are now located in Mishol Hadkalim 14, Ramat, Jerusalem, Israel 90900. The Company provides consulting to small public and private companies. The Company has selected December 31 as its fiscal year end.

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of June 30, 2015, there were 113,087,913 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of June 30, 2015.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through June 30, 2015. The Company’s deferred tax assets consisted of the following as of December 31:

	6/30/2015	12/31/2014

Net operating losses carried forward	$325,825	$303,723
Valuation allowance	(325,825)	(303,723)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $325,825 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

During the quarter ended June 30, 2015, fees of $13,351 for consulting services were paid to related parties. As of June 30, 2015, $64,930 was due to related parties for services and expenses paid on behalf of the Company which increased from March 31, 2015 by $1,197.

During the quarter ended June 30, 2014, fees of $12,600 for consulting services were paid to our CEO. As of March 31, 2014, $16,417 was due to related parties for services and expenses paid on behalf of the Company and another $21,750 was due to a shareholder for demand loans of which $18,000 was borrowed in the three months ended March 31, 2014.

Note 8 – Subsequent Events

On June 1, 2017, there was a change of control of the Company through a private share transaction. Details are provided on Form 8-K.

Item 2.Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015.

SG&A Expenses: SG&A Expense for the quarter ended June 30, 2014 and June 30, 2015, respectively, decreased from $60,339 to $15,053, which was primarily attributable to a decrease in company activity in 2015.

Total Expenses: Total expenses for the quarter ended June 30, 2014 and June 30, 2015, respectively, decreased from $60,339 to $15,053, which was primarily attributable to a decrease in company activity in 2015.

Net Loss: We incurred a net loss for the quarter ended June 30, 2014 and June 30, 2015, respectively, decreased from $60,339 to $15,053, which was primarily attributable to a decrease in company activity in 2015.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015

SG&A Expenses: SG&A Expense for the nine months ended June 30, 2014 and June 30, 2015, respectively, decreased from $90,688 to $22,102, which was primarily attributable to a decrease in company activity in 2015.

Total Expenses: Total expenses for the nine months ended June 30, 2014 and June 30, 2015, respectively, decreased from $90,688 to $22,102, which was primarily attributable to a decrease in company activity in 2015.

Net Loss: We incurred a net loss for the nine months ended June 30, 2014 and June 30, 2015, respectively, decreased from $90,688 to $22,102, which was primarily attributable to a decrease in company activity in 2015.

Capital Resources and Liquidity

As of June 30, 2015, we had cash and cash equivalents of approximately $23. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the company issued 13,971,198, common shares, which were issued as stock compensation of $13,971. There were no other shares issued than those issued for stock compensation.

The Shares were valued at a total value of $13,971. The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits.

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