Form 10-Q
period 2015-09-30
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.
BALANCE SHEETS
(Unaudited)

	30-Sep-15	31-Dec-14

Assets
Current assets
Cash and Cash Equivalents	$16	$57
Accounts Receivable	0	0
Total Current assets	16	57

Total Assets	$16	$57
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	65,581	56,833
Total Current Liabilities	80,581	71,833

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 9/30/2015, 12/31/2014 respectively	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 113,087,913 and 99,116,715 issued and outstanding at 9/30/2015, 12/31/2014, respectively.	113,088	99,117
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(326,483)	(303,723)
Total Equity(Deficit)	(80,565)	(71,776)
Total Liabilities and Equity(Deficit)	$16	$57

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$0	$0	$0	$0

Operating Expenses	658	32,877	22,760	123,565

Net Income(Loss) from Operations	(658)	(32,877)	(22,760)	(123,565)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations Before Income Taxes	(658)	(32,877)	(22,760)	(123,565)

Tax Expense	0	0	0	0

Net Income(Loss)	$(658)	$(32,877)	$(22,760)	$(123,565)

Basic and Diluted Loss Per Share	$(0.0000)	$(0.0003)	(0.0002)	(0.0015)

Weighted average number of shares outstanding	113,171,246	98,160,148	105,480,891	83,638,247

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(22,760)	$(123,565)
Stock Issued as Compensation	479	30,775
Stock Issued as Compensation - Related Party	13,351	4,000
Increase(decrease) in payables related party’	0	10,000
Net cash used in operating activities	(8,930)	(78,790)

Cash flows from investing activities:
None	0	0
Net cash provided (used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	47,100
Proceeds from related party loans	8,889	31,750
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	8,889	78,850

Increase in cash and equivalents	(41)	60

Cash and cash equivalents at beginning of period	57	40

Cash and cash equivalents at end of period	$16	$100

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the Nine Months Ended September 30,
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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of September 30, 2015, there were 113,087,913 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of September 30, 2015.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through September 30, 2015. The Company’s deferred tax assets consisted of the following as of December 31:

	9/30/2015	12/31/2014

Net operating losses carried forward	$326,483	$303,723
Valuation allowance	(326,483)	(303,723)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $326,483 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

During the quarter ended September 30, 2015, fees there were no consulting fees paid however year to date fees were $13,351 for consulting services were paid to related parties. As of September 30, 2015, $65,580 was due to related parties for services and expenses paid on behalf of the Company which increased from March 31, 2015 by $650.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015.

SG&A Expenses: SG&A Expense for the quarter ended September 30, 2014 and September 30, 2015, respectively, decreased from $32,877 to $658, which was primarily attributable to a decrease in company activity in 2015.

Total Expenses: Total expenses for the quarter ended September 30, 2014 and September 30, 2015, respectively, decreased from $32,877 to $658, which was primarily attributable to a decrease in company activity in 2015.

Net Loss: We incurred a net loss for the quarter ended September 30, 2014 and September 30, 2015, respectively, decreased from $32,877 to $658, which was primarily attributable to a decrease in company activity in 2015.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015.

SG&A Expenses: SG&A Expense for the nine months ended September 30, 2014 and September 30, 2015, respectively, decreased from $123,565 to $22,760, which was primarily attributable to a decrease in company activity in 2015.

Total Expenses: Total expenses for the nine months ended September 30, 2014 and September 30, 2015, respectively, decreased from $123,565 to $22,760, which was primarily attributable to a decrease in company activity in 2015.

Net Loss: We incurred a net loss for the nine months ended September 30, 2014 and September 30, 2015, respectively, decreased from $123,565 to $22,760, which was primarily attributable to a decrease in company activity in 2015.

Capital Resources and Liquidity

As of September 30, 2015, we had cash and cash equivalents of approximately $16. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the company issued 13,971,198, common shares, which were issued as stock compensation of $13,971. There were no other shares issued than those issued for stock compensation.

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

Item 6.Exhibits

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