Form 10-K
period 2015-12-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Item 2.            Properties

Our principal executive office is located at Mishol Hadkalim 14, Ramat, Jerusalem, Israel, 90900 and our telephone number is 054-798-0813.  We use this property free of charge.

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

There were none in 2015.

Item 6.          Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2014, through December 31, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

Overview

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion provides strategic financial consulting services to companies requiring advice in corporate growth strategies. The Company seeks to provide consulting services until a merger or acquisition candidate can be located to add critical size to our operations

Orion seeks to offer its services to clients across North America. The Company seeks to identify viable engagements in various industries including manufacturing, real estate, distribution, energy, logistics, hospitality, air cargo, design & build, architecture & design, food production, viticulture, and aviation support services in states, and provinces across North America.  In each case, the target company’s owners or current management team are faced with major corporate development challenges that may prevent them from ascending to the next level of business operations or inhibit strategic acquisitions or divestitures of corporate assets.

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

Results of Operation

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues: There were no revenues for both periods, there was no change.

SG&A Expenses: SG&A Expenses for the year ended December 31, 2015 were $22,838, and $130,799 for the year ended December 31, 2014 which was a decrease of $107,961. This was primarily attributable to decreased business activity in 2015.

Total Expenses: Total expenses for the year ended December 31, 2015 were $22,838, and $130,799 for the year ended December 31, 2014which was a decrease of $107,961. This was primarily attributable to decreased business activity in 2015.

Net Loss: We incurred a net loss of $22,838for the year ended December 31, 2015, and a net loss for the year ended December 31, 2014of $130,799, a decrease of $107,961. As with expenses our decrease was the direct result of decreased business activity due to lack of funding.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $7. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. It is expected to take longer than 12 months to reach a break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(8,867) from January 1, 2015 through December 31, 2015 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from January 1, 2015 through December 31, 2015.

Net cash flow from financing activities was $8,817 from January 1, 2015 through December 31, 2015.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2015 which are contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

As of and for the years ended December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Off-Balance Sheet Arrangements

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8.             Financial Statements and Supplementary Data

Index to Financial Statements	Page

Income Statements	F-3

Balance Sheets	F-2

Cash Flows Statements	F-4

Stockholders’ Equity Statements	F-6

Notes to Financial Statements	F-7

Reports of Independent Registered Public Accounting Firms	F 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Orion Financial Group Inc.

San Jose, California

We have audited the accompanying balance sheets of Orion Financial Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of expenses, changes in stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DLL CPAS, LLC

DLL CPAS

Savannah, GA

August 17, 2017

F - 1

ORION FINANCIAL GROUP, INC.

BALANCE SHEETS

	31-Dec-15	31-Dec-14
	(Audited)	(Audited)
Assets
Current assets
Cash and Cash Equivalents	$7	$57
Total Current assets	7	57

Total Assets	$7	$57

Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Notes Payable - Related Party	65,650	56,833
Total Current Liabilities	80,650	71,833

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8 issued and outstanding 12/31/2015 & 12/31/2014, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 113,087,915 and 99, 116, 715 issued and outstanding at 12/31/2015 & 12/31/2014, respectively.	113,088	99,117
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(326,561)	(303,723)
Total Equity(Deficit)	(80,643)	(71,776)
Total Liabilities and Equity(Deficit)	$7	$57

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
	(Audited)	(Audited)

Revenues	$0	$0

Operating Expenses	22,838	130,799

Net Income(Loss) from Operations	(22,838)	(130,799)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations Before Income Taxes	(22,838)	(130,799)

Tax Expense	0	0

Net Income(Loss)	$(22,838)	$(130,799)

Basic and Diluted Loss Per Share	$(0.0002)	(0.0015)

Weighted average number of shares outstanding	107,382,647	88,540,781

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(22,838)	$(130,799)
Stock Issued as Compensation	2,478	14,054
Stock Issued as Compensation - related parties	11,493	20,278
Net cash used in operating activities	(8,867)	(96,467)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	54,798
Proceeds from related party loans	8,817	41,666
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	8,817	96,464

Increase in cash and equivalents	(50)	(3)

Cash and cash equivalents at beginning of period	57	60

Cash and cash equivalents at end of period	$7	$57

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2015	2014
	(Audited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31  2015, AND 2014

“Audited”

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances January 1, 2014	0	0	62,128,395	62,128	80,689	(172,944)	(30,127)

Common issued for services	0	0	34,330,680	34,331	0	0	34,331
Preferred issued for services	8	0	0	0	8	0	8
Stock issued for cash	0	0	2,657,640	2,658	52,133	0	54,791
Net Income 2014	0	0	0	0	0	(130,779)	(130,779)
Balances December 31, 2014	8	0	99,116,715	99,117	132,830	(303,723)	(71,776)

Common issued for serices	0	0	13,971,200	13,971	0	0	13,971
Net Income 2015	0	0	0	0	0	(22,838)	(22,838)

Balances December 31, 2015	8	0	113,087,915	113,088	132,830	(326,561)	(80,643)

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of December 31, 2015, there were 138,087,915 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of December 31, 2015.

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

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2015 through December 31, 2015. The Company’s deferred tax assets consisted of the following as of December 31:

	2015	2014

Net operating losses carried forward	$326,561	$303,723
Valuation allowance	(326,561)	(303,723)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $326,561 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

 Note 7– Related party transactions

During the years ended December 31, 2014 and 2015 there was $18,200 and $5,180 paid for consulting services to our CEO at that time. As of December 31, 2015, $65,650 was due to related parties for services and expenses paid on behalf of the Company.

Shareholder loans to the company were $41.666 in the year ended December 2014, and $8,818 in the year ended December 2015.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting for all of the following periods, December 31, 2014 through December 31, 2015:

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

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of August 25, 2017.. Our Executive officers are elected annually by our Board of Directors.

Name	Age	Position
Joshua Nadav	29	CEO and Director

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

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2014 and 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($ )	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($ )
Kenneth Green	2015	0	0	0	0	0	5,180	5,180

Kenneth Green	2014	0	0	0	0	0	18,200	18,200

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2015 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
Pegasus Motorsports, LLLP (3)	31,670,000	15.63%
Catalyst Holding Group, LLLP(4)	27,682,000	24.48%

Directors and Executive Officers
Kenneth Green (5)	32,986,000	29.17%
Bob Bates (6)	680,000	0.60%
Lincoln Ong (7)	6,206,800	5.49%
MY Tabatabaei, LLLP	2,600,000	2.15%
Ronald L Rowtin	3,402,000	3.01%

All directors and officers as a group (5 people)	105,226,800	93.05%

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

(4) The beneficial owner of Catalyst Group Holdings, LLLP is Kenneth Green.

(5) Owned via Pegasus Motorsports, LLLP, The Orion Fund 501(c)(3), and Catalyst Group Holdings, LLLP.

(6) Owned via HP Accounting, 1819 Polk St . # 314 San Francisco, CA 94109. Bob Bates is a shareholder of HP Accounting.

 (7) Owned via Orsus, LLLP, Po Box 60667, Palo Alto, CA 94306. Lincoln Ong is the controlling shareholder of Orsus, LLLP.

* There was a change in ownership of the Company through a sale of a control block of private stock on June 1, 2017, further details are provided in the Form 8-K as well as our more recent filings.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since January 1, 2013 in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years in which any related person had or will have a direct or indirect material interest :

During the years ended December 31, 2014 and 2015 there was $18,200 and $5,180 paid for consulting services to our CEO at that time. As of December 31, 2015, $65,650 was due to related parties for services and expenses paid on behalf of the Company.

Shareholder loans to the company were $41.666 in the year ended December 2014, and $8,818 in the year ended December 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 through December 31, 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

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

Item 14.       Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2015 we were billed approximately $3,000 and $3,000 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 through December 31, 2015.

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

Exhibit Number	Description	Filing Method
3.1(i)	Articles of Incorporation.(1)	Incorporated by reference
3.1(ii)	Articles of Amendment.	Incorporated by reference
3.2	Bylaws.(1)	Incorporated by reference
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

