Form 10-Q
period 2016-03-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2016

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

☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of t6his chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.

BALANCE SHEETS

(Unaudited)

	31-Mar-16	31-Dec-15
Assets
Current assets
Cash and Cash Equivalents	$3	$7
Total Current assets	3	7

Total Assets	$3	$7
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	65,750	65,649
Total Current Liabilities	80,750	80,649

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 3/31/2016, and 12/31/2015, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 113,087,913 and 113,087,913 issued and outstanding at 3/31/2016, 12/31/2015, respectively.	113,088	113,088
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(326,665)	(326,560)
Total Equity(Deficit)	(80,747)	(80,642)
Total Liabilities and Equity(Deficit)	$3	$7

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$0	$0

Operating Expenses	105	6,909

Net Income(Loss) from Operations	(105)	(6,909)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations Before Income Taxes	(105)	(6,909)

Tax Expense	0	0

Net Income(Loss)	$(105)	$(6,909)

Basic and Diluted Loss Per Share	$(0.0000)	$(0.0001)

Weighted average number of shares outstanding	113,087,913	99,210,847

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(105)	$(6,909)
Net cash used in operating activities	(105)	(6,909)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Proceeds from related party loans	101	6,900
Net cash provided(used) by financing activities	101	6,900

Increase in cash and equivalents	(4)	(9)

Cash and cash equivalents at beginning of period	7	57

Cash and cash equivalents at end of period	$3	$48

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS - CONTINUED

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of March 31, 2016, there were 113,087,913 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of March 31, 2016.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through March 31, 2016. The Company’s deferred tax assets consisted of the following as of December 31:

	3/31/2016	12/31/2015

Net operating losses carried forward	$326,665	$316,561
Valuation allowance	(326,665)	(316,561)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $326,665 available to offset taxable income in future years which begins expiring in 2023.

8

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

Shareholder loans to the company were $100 in the three months ended March 2016 advances for cash flow purposes.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016.

SG&A Expenses: SG&A Expense for the quarter ended March 31, 2015 and March 31, 2016, respectively, decreased from $6,909 to $105, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Total Expenses: Total expenses for the quarter ended March 31, 2015 and March 31, 2016, respectively, decreased from $6,909 to $105, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Net Loss: We incurred a net loss for the quarter ended March 31, 2015 and March 31, 2016, respectively, decreased from $6,909 to $105, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Capital Resources and Liquidity

As of March 31, 2016, we had cash and cash equivalents of approximately $3. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this Item.

Item 4. Controls and Procedures

(a)	Disclosure of controls and procedures

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

During the three months ended March 31, 2016, there were no shares issued.

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

Item 6. Exhibits

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