Form 10-Q
period 2016-06-30
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.
BALANCE SHEETS
(Unaudited)

	30-Jun-16	31-Dec-15

Assets
Current assets
Cash and Cash Equivalents	$5	$7
Total Current assets	5	7

Total Assets	$5	$7

Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	65,839	65,649
Total Current Liabilities	80,839	80,649

Commitments and Contingencies - Note 6
ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)

Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 6/30/2016, and 12/31/2015, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 113,087,913 and 113,087,913 issued and outstanding at 6/30/2016, 12/31/2015, respectively.	113,088	113,088
Additional Paid in Capital	132,830	132,830
Accumulated Deficit	(326,752)	(326,560)
Total Equity(Deficit)	(80,834)	(80,642)
Total Liabilities and Equity(Deficit)	$5	$7

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$0	$0	$0	$0

Operating Expenses	87	1,223	192	8,131

Net Income(Loss) from Operations	(87)	(1,223)	(192)	(8,131)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations
Before Income Taxes	(87)	(1,223)	(192)	(8,131)

Tax Expense	0	0	0	0

Net Income(Loss)	$(87)	$(1,223)	$(192)	$(8,131)

Basic and Diluted Loss Per Share	$(0.0000)	$(0.0000)	(0.0000)	(0.0001)

Weighted average number of shares outstanding	113,087,913	103,921,246	113,087,913	101,635,713

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(192)	$(8,131)
Net cash used in operating activities	(192)	(8,131)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Proceeds from related party loans	140	8,097
Net cash provided(used) by financing activities	140	8,097

Increase in cash and equivalents	(52)	(34)

Cash and cash equivalents at beginning of period	57	57

Cash and cash equivalents at end of period	$5	$23

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC

Notes to the Unaudited Financial statements

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are now located in Mishol Hadkalim 14, Ramat, Jerusalem, Israel 90900. . The Company provides consulting to small public and private companies. The Company has selected December 31 as its fiscal year end.

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of June 30, 2016, there were 113,087,913 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of June 30, 2016.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through June 30, 2016. The Company’s deferred tax assets consisted of the following as of December 31:

	6/30/2016	12/31/2015

Net operating losses carried forward	$316,752	$316,561
Valuation allowance	(316,752)	(316,561)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $316,752 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

Shareholder loans to the company were $90 in the three months ended June 30, 2016 advances for cash flow purposes and $190 year to date.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2016.

SG&A Expenses: SG&A Expense for the quarter ended June 30, 2015 and June 30, 2016, respectively, decreased from $1,223 to $87, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Total Expenses: Total expenses for the quarter ended June 30, 2015 and June 30, 2016, respectively, decreased from $1,223 to $87, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Net Loss: We incurred a net loss for the quarter ended June 30, 2015 and June 30, 2016, respectively, decreased from $1,223 to $87, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2016

SG&A Expenses: SG&A Expense for the nine months ended June 30, 2015 and June 30, 2016, respectively, decreased from $8,131 to $192, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Total Expenses: Total expenses for the nine months ended June 30, 2015 and June 30, 2016, respectively, decreased from $8,131 to $192, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Net Loss: We incurred a net loss for the nine months ended June 30, 2015 and June 30, 2016, respectively, decreased from $8,131 to $192, which was primarily attributable to further decreases in company activity in 2016 from 2015.

Capital Resources and Liquidity

As of June 30, 2016, we had cash and cash equivalents of approximately $5. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, there were no shares issued.

Item 3. Defaults Upon Senior Securities .

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