Form 10-Q
period 2016-09-30
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.
BALANCE SHEETS
(Unaudited)

`	30-Sep-16	31-Dec-15

Assets
Current assets
Cash and Cash Equivalents	$8	$7
Total Current assets	8	7

Total Assets	$8	$7
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	13,084	65,649
Total Current Liabilities	28,084	80,649

Commitments and Contingencies - Note 6
ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 9/30/2016, and 12/31/2015, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 149,126,156 and 113,087,913 issued and outstanding at 09/30/2016, 12/31/2015, respectively.	149,126	113,088
Additional Paid in Capital	163,937	132,830
Accumulated Deficit	(341,139)	(326,560)
Total Equity(Deficit)	(28,076)	(80,642)
Total Liabilities and Equity(Deficit)	$8	$7

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$0	$0	$0	$0

Operating Expenses	14,387	657	14,579	8,788

Net Income(Loss) from Operations	(14,387)	(657)	(14,579)	(8,788)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations Before Income Taxes	(14,387)	(657)	(14,579)	(8,788)

Tax Expense	0	0	0	0

Net Income(Loss)	$(14,387)	$(657)	$(14,579)	$(8,788)

Basic and Diluted Loss Per Share	$(0.0001)	$(0.0000)	(0.0001)	(0.0001)

Weighted average number of shares outstanding	126,867,327	127,054,529	117,681,051	88,539,114

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(14,579)	$(8,788)
Stock Issued as Compensation	2,911	0
Stock Issued as Compensation - Related Party	2,420	0
(Increase)decrease in accounts receivable	0	0
Increase(decrease) in payables related party’	0	0
Net cash used in operating activities	(9,248)	(8,788)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	0
Proceeds from related party loans	9,249	8,747
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	9,249	8,747

Increase in cash and equivalents	1	(41)

Cash and cash equivalents at beginning of period	7	57

Cash and cash equivalents at end of period	$8	$16

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt for equity exchange	$61,814	$0

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of September 30, 2016, there were 149,126,156 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of September 30, 2016.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through September 30, 2016. The Company’s deferred tax assets consisted of the following as of December 31:

	9/30/2016	12/31/2015

Net operating losses carried forward	$341,139	$316,561
Valuation allowance	(341,139)	(316,561)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $341,139 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

During the last three months and for the nine months ended September 30, 2016, the company issued 2,420,000 common shares, which were issued as stock compensation valued at $2,420. Additionally, 30,706,991 shares were issued as repayment of related party debt. These shares included accrued interest of $6,230 were valued at $61,814. During the nine month period our founder has loaned $9,249 of cash and paid for unreimbursed expenses for working capital purposes.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2016.

SG&A Expenses: SG&A Expense for the quarter ended September 30, 2015 and September 30, 2016, respectively, increased from $657 to $8,157, which was primarily attributable to interest expense accrued on a note conversion.

Total Expenses: Total expenses for the quarter ended September 30, 2015 and September 30, 2016, respectively, increased from $657 to $8,157, which was primarily attributable to interest expense accrued on a note conversion.

Net Loss: We incurred a net loss for the quarter ended September 30, 2015 and September 30, 2016, respectively, increased from $657 to $8,157, which was primarily attributable to interest expense accrued on a note conversion.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2016

SG&A Expenses: SG&A Expense for the nine months ended September 30, 2015 and September 30, 2016, respectively, decreased from $8,788 to $8,349, which was primarily attributable to a decrease in stock compensation expense and increase in interest expense os approximately equal amounts.

Total Expenses: Total expenses for the nine months ended September 30, 2015 and September 30, 2016, respectively, decreased from $8,788 to $8,349, which was primarily attributable to a decrease in stock compensation expense and increase in interest expense os approximately equal amounts.

Net Loss: We incurred a net loss for the nine months ended September 30, 2015 and September 30, 2016, respectively, decreased from $8,788 to $8,349, which was primarily attributable to a decrease in stock compensation expense and increase in interest expense os approximately equal amounts.

Capital Resources and Liquidity

As of September 30, 2016, we had cash and cash equivalents of approximately $8. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

Item 1A.Risk Factors.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the last three months and for the nine months ended September 30, 2016, the company issued 2,911,252 common shares, which were issued as stock compensation valued at $2,911. Also, during the period the company issued 2,420,000 common shares, which were issued as stock compensation valued at $2,420. Additionally, 30,706,991 shares were issued as repayment of related party debt. These shares with accrued interest of $6,230 were valued at $61,814.

The Shares were valued at a total value of $67,145. The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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