Form 10-K
period 2016-12-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐   Yes   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2016, the Company issued 30,706,991 in exchange for debt totaling $61,814 to non-accredited investors.

Item 6.          Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2015, through December 31, 2016. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

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

Results of Operation

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenues: There were no revenues for each period and no change from the prior year.

SG&A Expenses: SG&A Expenses for the year ended December 31, 2016 were $19,914, and $22,838 for the year ended December 31, 2015 which was a decrease of $2,924. This was primarily attributable to further decreased business activity in 2016.

Total Expenses: Total expenses for the year ended December 31, 2016 were $26,143, and $22,838 for the year ended December 31, 2015 which was an increase of $3,305. This was primarily attributable to decreased business activity in 2016 offset by 2016 interest expense on note conversions of $6,229.

Net Loss: We incurred a net loss of $26,143for the year ended December 31, 2016, and a net loss for the year ended December 31, 2015 of $12,838, an increase of $13,305. As discussed above our net loss consisted on interest expense and normal operating expenses as discussed above for both periods

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $35. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. It is expected to take longer than 12 months to reach a break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Net cash used by operating activities was $(11,739) from January 1, 2016 through December 31, 2016 which was primarily attributable to the operating loss.

Net cash flow from investing activities was $0 from January 1, 2016 through December 31, 2016.

Net cash flow from financing activities was $11.767 from January 1, 2016 through December 31, 2016.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2016 which are contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

As of and for the years ended December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Orion Financial Group Inc.

San Jose, California

We have audited the accompanying balance sheets of Orion Financial Group, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the year ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DLL CPAS, LLC

DLL CPAS

Savannah, GA

August 17, 2017

ORION FINANCIAL GROUP, INC.

BALANCE SHEETS

	31-Dec-16	31-Dec-15
	(Audited)	(Audited)
Assets
Current assets
Cash and Cash Equivalents	$35	$7
Total Current assets	35	7

Total Assets	$35	$7

Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$15,000	$15,000
Notes Payable - Related Party	15,603	65,650
Total Current Liabilities	30,603	80,650

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 0 and 8, issued and outstanding 12/31/2016 & 12/31/2015, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 158,199,356 and 113,087,913, issued and outstanding at 12/31/2016 & 12/31/2015, respectively.	158,199	113,088
Additional Paid in Capital	163,937	132,830
Accumulated Deficit	(352,704)	(326,561)
Total Equity(Deficit)	(30,568)	(80,643)
Total Liabilities and Equity(Deficit)	$35	$7

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
	(Audited)	(Audited)

Revenues	$0	$0

Operating Expenses	19,914	22,838

Net Income (Loss) from Operations	(19,914)	(22,838)

Other Income (Expenses)
Interest Expense	(6,229)	0

Net Income(Loss) from Operations Before Income Taxes	(26,143)	(22,838)

Tax Expense	0	0

Net Income(Loss)	$(26,143)	$(22,838)

Basic and Diluted Loss Per Share	$(0.0002)	$(0.0002)

Weighted average number of shares outstanding	126,758,635	107,382,647

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(26,143)	$(22,838)
Stock Issued as Compensation	236	2,478
Stock Issued as Compensation - related parties	14,168	11,493
Net cash used in operating activities	(11,739)	(8,867)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	0	0
Proceeds from related party loans	11,767	8,817
Repayments to related party loans	0	0
Net cash provided(used) by financing activities	11,767	8,817

Increase in cash and equivalents	28	(50)

Cash and cash equivalents at beginning of period	7	57

Cash and cash equivalents at end of period	$35	$7

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2016	2015
	(Audited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt for equity exchange	$61,814	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

“Audited”

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances December 31, 2014	8	0	99,116,715	99,117	132,830	(303,723)	(71,776)

Common issued for serices	0	0	13,971,200	13,971	0	0	13,971
Net Income 2015	0	0	0	0	0	(22,838)	(22,838)

Balances December 31, 2015	8	0	113,087,915	113,088	132,830	(326,561)	(80,643)

Common issued for services	0	0	14,404,450	14,404	0	0	14,404
Common exchanged for debt	0	0	30,706,991	30,707	31,107	0	61,814
Net Income 2016	0	0	0	0	0	(26,143)	(26,143)

Balances December 31, 2016	8	$0	158,199,356	$158,199	$163,937	$(352,704)	$(30,568)

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of December 31, 2016, there were 158,999,356 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 0 Series A Voting Preferred Shares outstanding as of December 31, 2016.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2015 through December 31, 2016. The Company’s deferred tax assets consisted of the following as of December 31:

	2016	2015

Net operating losses carried forward	$352,704	$316,561
Valuation allowance	(352,704)	(316,561)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $352,704 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

During the years ended December 31, 2015 and 2016 there was $5,180 and $0paid for consulting services to our CEO at that time. As of December 31, 2016, $11,417 was due to related parties for services and expenses paid on behalf of the Company.

Shareholder loans to the company were $8,818 in the year ended December 2015, and $11,767 in the year ended December 2016. On September 9, 2016 $55,585 was converted into common stock along with $6,229 of accrued interest expense which was recorded at that time. Two notes totaling $4,046 was assigned and all remaining debt was assumed by our founder subsequently to December 31, 2016 as part of the change of control transaction.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting for all of the following periods, December 31, 2015 through December 31, 2016:

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

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2015 through 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Kenneth Green(1)	2016	0	0	0	0	0	0	0
Kenneth Green(1)	2015	0	0	0	0	0	5,180	5,180

(1)	Mr. Green resigned as President, CEO, Treasurer, Secretary and Chairman of the Board of Directors on May 26, 2017.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of August 25, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock
5% Shareholders
MY Tabatabaei, LLLP	16,787,000	10.492%
Directors and Executive Officers
Joshua Nadav	93,522,000	58.451

TOTAL		70.7684%

(1) Unless otherwise, noted, the address of each beneficial owner is c/o Orion Financial Group, Incorporated, 1739 Creekstone Circle, San Jose, CA 95133.

(2) Based on 159,999,356 shares of common stock issued and outstanding as of July 31, 2017.

(3) The beneficial owner of Pegasus Motorsports, LLLP is Kenneth Green.

(4) The beneficial owner of Catalyst Group Holdings, LLLP is Kenneth Green.

(5) Owned via Pegasus Motorsports, LLLP, The Orion Fund 501(c)(3), and Catalyst Group Holdings, LLLP.

(6) Owned via Orsus, LLLP, Po Box 60667, Palo Alto, CA 94306. Lincoln Ong is the controlling shareholder of Orsus, LLLP.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since January 1, 2015 in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years in which any related person had or will have a direct or indirect material interest:

During the years ended December 31, 2015 and 2016 there was $5,180 and $0paid for consulting services to our CEO at that time. As of December 31, 2016, $11,417 was due to related parties for services and expenses paid on behalf of the Company.

Shareholder loans to the company were $8,818 in the year ended December 2015, and $11,767 in the year ended December 2016. On September 9, 2016 $55,585 was converted into common stock along with $6,229 of accrued interest expense which was recorded at that time. Two notes totaling $4,046 was assigned and all remaining debt was assumed by our founder subsequently to December 31, 2016 as part of the change of control transaction.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 through December 31, 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

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

Item 14.      Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2016, we were billed approximately $3,000 and $3,000 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 through December 31, 2016.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties about the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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