Form 10-Q
period 2017-03-31
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.
BALANCE SHEET
(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and Cash Equivalents	$38	$35
Total Current assets	38	35

Total Assets	$38	$35

Liabilities and Equity(Deficit)
Current liabilities
Accrued Expenses	$15,000	$15,000
Due to Related Party	15,692	15,602
Total Current Liabilities	30,692	30,602

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 8 and 8, issued and outstanding at 3/31/2017, and 12/31/2016, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 158,199,356 and 158,199,356 issued and outstanding at 3/31/2017, 12/31/2016, respectively.	158,199	158,199
Additional Paid in Capital	164,108	164,108
Accumulated deficit	(352,961)	(352,874)
Total Equity	(30,654)	(30,567)
Total Liabilities and Equity(Deficit)	$38	$35

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended
	3/31/2017	3/31/2016

Revenues	0	0

Operating Expenses	87	105

Net Income(Loss) from Operations	(87)	(105)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	(87)	(105)

Tax Expense	0	0

Net Income(Loss)	(87)	(105)

Basic and Diluted Loss Per Share	(0.0000)	(0.0000)

Weighted average number of shares outstanding	158,199,356	127,054,529

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	3/31/217	3/31/2016

Cash flows from operating activities:
Net income (loss)	$(87)	$(105)
Net cash used in operating activities	(87)	(105)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Proceeds from related party loans	90	101
Net cash provided(used) by financing activities	90	101

Increase in cash and equivalents	3	(4)

Cash and cash equivalents at beginning of period	35	57

Cash and cash equivalents at end of period	$38	$53

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the three months ended
	3/31/2017	3/31/2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC

Notes to the Unaudited Financial statements

Note 1 - Organization And Nature of Business

Orion Financial Group Inc. (the “Company”) was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share. The Company’s principal operations are now located in Mishol Hadkalim 14, Ramat, Jerusalem, Israel 90900.. The Company provides consulting to small public and private companies. The Company has selected December 31 as its fiscal year end.

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of March 31, 2017, there were 158,199,356 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 8 Series A Voting Preferred Shares outstanding as of March 31, 2017.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through March 31, 2017. The Company’s deferred tax assets consisted of the following as of December 31:

	3/31/2017	12/31/2016

Net operating losses carried forward	$352,961	$332,874
Valuation allowance	(352,961)	(332,874)

Net deferred income tax asset	$0	$(0)

The Company has net operating losses carried forward of $352,961 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

Shareholder loans to the company were $90 in the three months ended March 2017 advances for cash flow purposes.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2017.

SG&A Expenses: SG&A Expense for the quarter ended March 31, 2016 and March 31, 2017, respectively, decreased from $105 to $87, with the increase in office expenses.

Total Expenses: Total expenses for the quarter ended March 31, 2016 and March 31, 2017, respectively, increased from $105 to $87, with the increase in office expenses.

Net Loss: We incurred a net loss for the quarter ended March 31, 2016 and March 31, 2017, respectively, increased from $105 to $87, with the increase in office expenses.

Capital Resources and Liquidity

As of March 31, 2017, we had cash and cash equivalents of approximately $38. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

During the three months ended March 31, 2017, there were no shares issued.

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