Form 10-Q
period 2017-06-30
ORION FINANCIAL GROUP Inc
filed 2017-08-30
CIK 1560449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☒  Yes ☐  No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of August XX, 2017: 159,999,356

ORION FINANCIAL GROUP INCORPORATED

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORION FINANCIAL GROUP, INC.
BALANCE SHEET
(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$3	$35
Total Current assets	3	35

Total Assets	$3	$35

Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$26,750	$15,000
Due to Related Party	0	15,603
Loan Payable Shareholder	4,046	0
Total Current Liabilities	30,796	30,603

Commitments and Contingencies - Note 6

ORION FINANCIAL GROUP, INC. Shareholders’ Equity(Deficit)

Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 0 and 8, issued and outstanding at 6/30/2017, and 12/31/2016, respectively.	0	0
Common Stock, $0.001 par value; 250,000,000 shares authorized, 159,899,356 and 158,199,356 issued and outstanding at 6/30/2017, 12/31/2016, respectively.	159,999	158,199
Additional Paid in Capital	190,614	163,937
Accumulated deficit	(381,406)	(352,704)
Total Equity	(30,793)	(30,568)
Total Liabilities and Equity(Deficit)	$3	$35

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Revenues	0	0	$0	$0

Operating Expenses	28,615	87	28,702	192

Net Income(Loss) from Operations	(28,615)	(87)	(28,702)	(192)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations Before Income Taxes	(28,615)	(87)	(28,702)	(192)

Tax Expense	0	0	0	0

Net Income(Loss)	(28,615)	(87)	$(28,702)	$(192)

Basic and Diluted Loss Per Share	(0.0002)	(0.0000)	(0.0002)	(0.0000)

Weighted average number of shares outstanding	159,399,356	113,087,913	159,099,356	113,087,913

“The accompanying notes are an integral part of these financial statements”

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	6/30/2017	6/30/2016

Cash flows from operating activities:
Net income (loss)	$(28,702)	$(192)
Stock Issued as Compensation	1,800	0
Increase(decrease) in payables	26,750	0
Net cash used in operating activities	(152)	(192)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Proceeds from related party loans	120	140
Net cash provided(used) by financing activities	120	140

Increase in cash and equivalents	(32)	(52)

Cash and cash equivalents at beginning of period	35	57

Cash and cash equivalents at end of period	$3	$5

“The accompanying notes are an integral part of these financial statements”

5

ORION FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

	For the six months ended
	6/30/2017	6/30/2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

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

Note 4 – Equity

The Company has 250,000,000 shares of Voting Common Stock authorized at $0.001 par value. As of June 30, 2017, there were 159,999,356 shares outstanding. The Company also has authorized on April 17, 2014 5,000,000 of Series A Voting Preferred Shares issued with a par value of $0.001. These shares collective carry allocated voting rights between the outstanding shares equivalent to 80 percent of the common shares outstanding. There were 0 Series A Voting Preferred Shares outstanding as of June 30, 2017 as the company retired 8 outstanding shares from March 31, 2017.

Note 5– Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the period from January 1, 2014 through June 30, 2017. The Company’s deferred tax assets consisted of the following as of December 31:

	6/30/2017	12/31/2016

Net operating losses carried forward	$381,406	$332,704
Valuation allowance	(381,406)	(332,704)

Net deferred income tax asset	$0	$0

The Company has net operating losses carried forward of $381,406 available to offset taxable income in future years which begins expiring in 2023.

Note 6– Commitments and Contingencies

None.

Note 7– Related party transactions

On June 1, 2017, there was a private share transaction involving our former CEO, founder and other related parties. This transaction constituted a change in the control block of the Company. All company debt was assumed by these private individuals recorded as a capital contribution other than two convertible notes totaling $4,046 assigned to a non-related individual. The conversion rates were fixed and at market value of the securities. Other details are provided on form 8K.

Shareholder loans to the company were $90 in the three months ended June 30, 2016 advances for cash flow purposes and $190 year to date.

Note 8 – Change in control

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

Our Corporate History and Background

Orion Financial Group, Inc. (the “Company” or “Orion”) was incorporated in the State of Wyoming on March 26, 2012. Orion intends to provide strategic financial consulting services to companies requiring advice in the area of corporate growth strategies. The Company intends to provide consulting services until a merger or acquisition candidate can be located to add critical size to our operations. In June of 2017 the control block of Company stock exchanged hands in a private transaction. New management may determine to have the company strategy move in a different direction from previous filings.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017.

Revenues: There were no revenues for each period and no change from the prior quarter.

SG&A Expenses: SG&A Expense for the quarter ended June 30, 2016 and June 30, 2017, respectively, increased from $87 to $28,615, which was primarily attributable to increases in professional fees updating corporate records.

Total Expenses: Total expenses for the quarter ended June 30, 2016 and June 30, 2017, respectively, increased from $87 to $28,615, which was primarily attributable to increases in professional fees updating corporate records.

Net Loss: We incurred a net loss for the quarter ended June 30, 2016 and June 30, 2017, respectively, increased from $87 to $21,865, which was primarily attributable to increases in professional fees updating corporate records.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017

Revenues: There were no revenues for each period and no change from the prior six months.

SG&A Expenses: SG&A Expense for the six months ended June 30, 2016 and June 30, 2017, respectively, increased from $192 to $28,702, which was primarily attributable to increases in professional fees updating corporate records.

Total Expenses: Total expenses for the six months ended June 30, 2016 and June 30, 2017, respectively, increased from $192 to $28,702, which was primarily attributable to increases in professional fees updating corporate records.

Net Loss: We incurred a net loss for the six months ended June 30, 2016 and June 30, 2017, respectively, increased from $192 to $21,952, which was primarily attributable to increases in professional fees updating corporate records.

Capital Resources and Liquidity

As of June 30, 2017, we had cash and cash equivalents of approximately $3. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that approximately $30,000 will be required annually to finance the Company’s current operations of executing its business plan. Funds required to finance the Company’s plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

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

Item 1A.Risk Factors

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the last three months and for the six months ended June 30, 2017, the company issued 1,800,000 common shares, which were issued as stock compensation valued at $1,800.

The Shares were valued at a total value of $1,800. The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

