Form 10-Q
period 2017-09-30
U-Mind Space, Inc.
filed 2017-12-19
CIK 1560449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number:  333-185146

U-MIND SPACE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	45-4924646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 South Almaden Blvd. Suite 600, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

408-402-1573
(Registrant's telephone number, including area code)

ORION FINANCIAL GROUP, INC., Mishol Hadkalim 14, Ramat, Jerusalem, Israel, 90900
(Former name, former address, and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filler", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting Company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes ☐  No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of December 8, 2017: 203,999,991

U-MIND SPACE, INC.
(formerly Orion Financial Group, Inc.)

TABLE OF CONTENTS
FORM 10-Q REPORT

September 30, 2017

 PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

U-MIND SPACE, INC.
(FORMERLY ORION FINANCIAL GROUP, INC.)
BALANCE SHEETS

	SEPTEMBER 30, 2017 (UNAUDITED)	DECEMBER 31, 2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$-	$35

Total current assets	-	35

TOTAL ASSETS	$-	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,000	$15,000
Other payables	-	-
Due to related parties	-	15,603
Notes payable	4,046	-

Total current liabilities	16,046	30,603

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 5,000,000 shares	-	-
authorized; 0 and 8 shares issued and outstanding
as of September 30, 2017 and December 31, 2016
Common stock, par value $0.0001 per share, 250,000,000 shares	400	395
authorized; 3,999,991 and 3,954,991 shares issued and outstanding as of September 30, 2017 and December 31, 2016
Additional paid in capital	371,029	321,741
Accumulated deficit	(387,475)	(352,704)

Total stockholders' deficit	(16,046)	(30,568)

TOTAL LIABILITIES AND EQUITY	$-	$35

The accompanying notes are an integral part of these unaudited financial statements.

U-MIND SPACE, INC.
(FORMERLY ORION FINANCIAL GROUP, INC.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses	34,771	14,579	6,069	14,387

Total operating expenses	34,771	14,579	6,069	14,387

Loss from operations	(34,771)	(14,579)	(6,069)	(14,387)

Other Income (Expense)
Interest expense	-	-	-	-

Loss before income tax	(34,771)	(14,579)	(6,069)	(14,387)
Income tax provision	-	-	-	-

Net loss	$(34,771)	$(14,579)	$(6,069)	$(14,387)

Basic and diluted weighted average shares outstanding	3,983,178	2,942,026	3,999,991	3,171,683

Basic and diluted net loss per share	$(0)	$(0)	$(0)	$(0)

The accompanying notes are an integral part of these unaudited financial statements.

U-MIND SPACE, INC.
(FORMERLY ORION FINANCIAL GROUP, INC.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,771)	$(14,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	1,800	2,911
Stock issued as compensation - related party	-	2,420
Increase (decrease) in payables	(3,000)	-

Net cash used in operating activities	(35,971)	(9,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	(15,603)	9,249
Increase (decrease) in note payable	4,046	-
Increase (decrease) in common stock	(157,799)	-
Increase (decrease) in additional paid in capital	205,292

Net cash provided by financing activities	35,936	9,249

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(35)	1

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	35	7

CASH AND EQUIVALENTS, END OF PERIOD	$-	$8

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

U-MIND SPACE, INC.
(formerly Orion Financial Group, Inc.)

Notes to the Unaudited Financial statements
For the Three and Nine Months Ended September 30, 2017
(Unaudited)

Note 1 - Organization And Nature of Business

U-Mind Space, Inc. (f/k/a Orion Financial Group, Inc.) (the "Company"), was incorporated in the state of Wyoming on March 26, 2012 with an authorized capital of 100,000,000 shares, which was subsequently increased to 250,000,000 shares of common stock, par value of $0.001 per share.

On August 21, 2017, the majority controlling stockholder of the Company, Joshua Nadav entered into a Share Purchase Agreement (the "SPA") with U-Mind Club, Inc. ("Club"). The SPA was a result of a privately negotiated transaction, and on August 31, 2017, in connection with the closing of the SPA, the control block of voting stock of the Company, represented by Mr. Nadav's 93,522,000 shares of common stock (the "Shares") was transferred to Sehee Lee, Chairman of the Board of Directors of U-Mind Club, Inc., for $275,000 which resulted in a change of control of the Company. Effective upon the closing date of the SPA, Joshua Nadav resigned from his positions as President, CEO, CFO, Secretary, Treasurer, and Chairman of the Board of Directors and released the Company from all accounts payable and loans due to related parties. Further, effective as of the same closing date, Joshua Nadav appointed Sehee Lee as Chairman of the Board of Directors and Jae Yoon Chung as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of Orion Financial Group, Inc.

On September 12, 2017, pursuant to majority stockholder consent, the Company's Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Registrant to U-Mind Space, Inc., (ii) decrease the number of shares of common stock that the Corporation is authorized to issue from Two Hundred Fifty Five Million (255,000,000) to Two Hundred Fifty Million (250,000,000), (iii) increase the number of shares of Preferred Stock that the Registrant is authorized to issue from none (0) to Five Million (5,000,000), (iv) change the par value of common stock from $0.001 to $0.0001 and (v) a one (1) for forty (40) reverse stock split of the Registrant's outstanding Common Stock to which every forty (40) shares of outstanding Common Stock of the Corporation shall be converted into one (1) share of Common Stock, with an effective date of September 28, 2017. On September 27, 2017 the Financial Industry Regulatory Authority, (FINRA) notified the Registrant that the Name Change and Reverse Stock Split would take effect on September 28, 2017 (the "Effective Date").

The Reverse Stock Split was retroactively stated for the periods covered by the financial statements included herein.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

The results for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for the related periods presented.

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

Earnings (LOSS) per Share

The Company computes net earnings per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain tax positions

The Company follows paragraph 740-10-25 of the FASB ASC. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2017 or December 31, 2016. The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Share-based compensation
The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, "Compensation – Stock Compensation", which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, "Equity-Based Payments to Non-employees". Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

Note 3 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Note 4 – Equity

As of September 30, 2017, the Company had 250,000,000 shares of Voting Common Stock authorized at $0.0001 par value. There were 3,999,991 (post 40:1 reverse split on September 28, 2017) shares outstanding. The Company also had authorized 5,000,000 Shares of Preferred Stock with a par value of $0.0001. There were zero Series A Voting Preferred Shares outstanding as of September 30, 2017, as the company retired 8 outstanding preferred shares from June 30, 2017.

During the nine months ended September 30, 2017, the company issued 45,000 (post 40:1 reverse split) common shares, which were issued as stock compensation with fair value of $1,800.

Note 5– Income Taxes

The Company did not have taxable income for the period from January 1, 2014 through September 30, 2017. The Company's deferred tax assets consisted of the following as of December 31:

	9/30/2017	12/31/2016

Net operating losses carried forward	$131,742	$119,919
Valuation allowance	(131,742)	(119,919)

Net deferred income tax asset	$0	$0

As of September 30, 2017, the Company had a net operating loss ("NOL") carry-forward for income tax reporting purposes of $387,475 that may be offset against future taxable income through 2037. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the realization of the Company's net deferred tax assets resulting from NOL carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Note 6– Commitments and Contingencies

During the third quarter ended September 30, 2017, the Company's former major shareholder and CEO Joshua Nadav paid $6,066 for the Company's certain operating expenses as well as $14,750 which was recorded as Accrued Expenses due to selling of all his shares of the Company and resignation from the Company during the quarter. The Company adjusted these released liabilities and forgiven amount to the Additional Paid in Capital accordingly.

Note 7– Related party transactions

As of September 30, 2017, the Company had two notes payable outstanding.  The first note was issued on July 30, 2016, in the principal amount of $1,666.81, with an interest rate of 6% per annum with maturity on March 31, 2017.  In the event of default, the lender may convert the promissory notes into common shares at the conversion rate or par value per share. As of the date of this Report, the lender had not converted this note into shares of the Company's common stock.

The second note was issued on December 20, 2016, in the principal amount of $2,379.17, with an interest of 6% per annum with maturity on March 31, 2017. In the event of default, the lender may convert the promissory notes into common shares at the conversion rate or par value per share. As of the date of this Report, the lender had not converted this note into shares of the Company's common stock.

Note 8– Related party transactions

As of December 31, 2016, there was due to our former CEO, founder and other related parties of $15,603. On June 1, 2017, there was a private share transaction involving our former CEO, founder and other related parties. This transaction constituted a change in the control block of the Company. All company debt was assumed by these private individuals recorded as a capital contribution other than two convertible notes totaling $4,046 assigned to a non-related individual as described in Note 7. The Notes were due on March 31, 2017. In the event of default, the lender may convert the promissory notes into common shares at the conversion rate or par value per share. As of the date of this Report, the lender had not converted this note into shares of the Company's common stock.

Note 9– Subsequent event

On October 30, 2017, the Company entered into a Stock Purchase Agreement (the "SPA") with Sehee Lee, the Chairman of the Board of Directors of the Company. Pursuant to the terms of the SPA, the Company agreed to issue to Mr. Lee or his designees an aggregate of 200,000,000 shares of the Company's common stock.  As payment for the Shares, Mr. Lee has previously advanced to the Company $50,000, and agreed to pay an additional $50,000 not later than November 10, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

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

Corporate History and Background

Organization

U-Mind Space, Inc., a Wyoming corporation, was incorporated on March 26, 2012, under the name Orion Financial Group, Inc. ("Orion").  Orion originally sought to provide strategic financial consulting services to companies requiring advice in the area of corporate growth strategies. Additionally, Orion sought to provide financing alternatives to executives that seek to purchase (buy-side), divest (sell-side), or recapitalize their public or private company. More specifically, Orion intended to provide consulting services across industry sectors to companies that have revenues between $2.5 million and $100 million.

On November 25, 2013, Orion filed Articles of Amendment with the Secretary of State of Wyoming, increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000. Subsequently, on April 25, 2014, Orion filed Articles of Amendment with the Secretary of State of Wyoming, authorizing 5,000,000 shares of Preferred Stock, par value $0.001 per share, designated as Series A Voting Preferred Stock.

On May 9, 2017, Orion filed Articles of Amendment with the Secretary of State of Wyoming, increasing the number of authorized shares of Common Stock from 250,000,000 to 255,000,000 and decreasing authorized shares of Preferred Stock from 5,000,000 to none.

Between inception and August 2017, Orion had limited operations.

Change of Control; U-Mind Club

On August 21, 2017, Joshua Nadav, the Chief Executive Officer, Chief Financial Officer, and majority controlling stockholder of Orion, entered into a Share Purchase Agreement (the "SPA") with U-Mind Club, Inc., a California corporation ("Club"). The SPA was a result of a privately negotiated transaction and on August 31, 2017, in connection with the closing of the SPA, the control block of voting stock of Orion Financial Group, Inc., represented by Mr. Nadav's 93,522,000 shares of common stock (the "Shares") was transferred to Sehee Lee, Chairman of the Board of Directors of Club for $275,000 which resulted in a change of control of Orion. The source of the cash consideration for the Shares was corporate funds from Club.

Effective upon the closing date of the SPA, Joshua Nadav resigned from his positions as President, CEO, CFO, Secretary, Treasurer, and Chairman of the Board of Directors, and released Orion from all accounts payable and loans due to related parties. Further, effective as of the same closing date, Joshua Nadav appointed Sehee Lee as Chairman of the Board of Directors and Jae Yoon Chung as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of Orion Financial Group, Inc.

On September 12, 2017, the newly appointed board of directors adopted a resolution approving Articles of Amendment effectuating (i) a name change from Orion to U-Mind Space, Inc. ("U-Mind" or the "Company"); (ii) a decrease in the number of shares of common stock that the Company is authorized to issue from Two Hundred Fifty Five Million (255,000,000) to Two Hundred Fifty Million (250,000,000); (iii) an increase in the number of shares of Preferred Stock that the Company is authorized to issue from zero (0) to Five Million (5,000,000); (iv) a change in the par value of Common Stock from $0.001 to $0.0001; and (v) a one (1) for forty (40) reverse stock split of the Corporation's outstanding Common Stock to which every forty (40) shares of outstanding old Common Stock of the Corporation were converted into one (1) share of new Common Stock.

Subsequently, on September 13, 2017, pursuant to majority stockholder consent, the Company filed Articles of Amendment with the Wyoming Secretary of State, to effectuate (i) a name change of the Corporation to U-Mind Space, Inc., (ii) a decrease in the number of shares of common stock that the Corporation is authorized to issue from Two Hundred Fifty Five Million (255,000,000) to Two Hundred Fifty Million (250,000,000), (iii) an increase in the number of shares of Preferred Stock that the Corporation is authorized to issue from none (0) to Five Million (5,000,000), (iv) a change in the par value of Common Stock from $0.001 to $0.0001 and (v) a one (1) for forty (40) reverse stock split of the Corporation's outstanding Common Stock to which every forty (40) shares of outstanding old Common Stock of the Corporation was converted into one (1) share of new Common Stock, effective September 28, 2017.

Business Overview

Universal Mind ("U-Mind") is a project created to take advantages of the recent prosperous advancements in Information Communication Technology ("ICT"), to create a global society of the like-minded communities. The Company calls it the "U-Mind Space."

The U-Mind Space concept was realized by two groups, one that had been working in the on-line shopping mall industry, and another that has long experiences in ICT industry, including artificial intelligence and machine learning.

From the August 2016, these two groups started to create a platform to combine ICT and the online shopping space (the "Online Mall").  On March 9, 2017, these two groups formed a new California corporation named U-Mind Club, Inc. ("Club"), the entity that is currently the majority shareholder of U-Mind"). The business plan of the Club was to charge members a monthly fee (the "Service Fee") to access the online shopping mall and to participate in the ICT-based communities.  Vendors (the "Vendor Members") paid $100 per month to have the opportunity to sell up to ten (10) products per month in the Online Mall, and individuals ("Retail Members") who wished to shop at the Online Mall paid a $10 per month Service Fee.  The products in the Online Mall were discounted from retail prices available outside the Online Mall, which was attractive to the Retail Members, and the Vendor Members would be able to sell their products at lower costs with the chance of increased sales to the Retail Members.

Following all the preparation to begin commercial operations, Club implemented its online shopping experience, and began to get paid Vendor Members and Retail Members for the community, beginning in August 2017.  Each Vendor Member and Retail Member entered into an agreement with Club relating to the payment of the monthly Service Fee and for access to the

Following the acquisition of the controlling interest in the Company by Club, the Company has worked with the existing Vendor Members and Retail Members of Club to enter into new agreements with the Company to create the new business of the Company.

Artificial Intelligence; U-Mind Space

As demonstrated in numerous recent human vs machine competitions such as, AlphaGo vs World Top level Go players, where Google's artificial-intelligence-driven software program challenged top players of the traditional Chinese strategy game Go, Artificial Intelligence becoming more and more prevalent in daily life, as are virtual reality and augmented reality.

In the U-Mind Space platform, the Company seeks to set up an innovative virtual life space to consume and share, produce and sell, communicate and create with all humankind in the world.  Management of the Company believes it could be a game-changer to open a new era of human networking with like-minded individuals and groups, to enable people to join and work together.

The Company, U-Mind Space, Inc., is implementing and rolling out the new "U-Mind Space Business," which is composed of four separate but interrelated components:

-	U-Mind Space (www.u-mind.space): the corporate web site to explain about the business and to provide a one-stop portal for the other features and services;

-
U-Mind Club (www.u-mind.club): Innovative membership on-line marketplace (the "U-Mind Club Marketplace") in which members can sell and buy their like-minded products from and/or with their like-minded people;

-	U-Mind Artificial Intelligence Engine: Enables Members to find people throughout the world with similar interests and create virtual and real-world communities.

-
U-Mind App: The U-Mind App will enable Members to use the U-Mind AI Engine in their smart phones and other devices, permitting them to create and participate in communities of like-minded individuals without the necessity of being near a personal computer.

The features of each component of the business will be expanded in accordance with the market needs and technology advancements.

U-Mind Club Marketplace

In the U-Mind Club marketplace, Members will enjoy;

-
No Transaction Fee for the Vendor Members: The U-Mind Club Marketplace will not charge a per-transaction fee to the Vendor Members. As such, the price for products sold by Member Vendors should be always cheaper than other retail outlets, including other online retail shopping portals, which generally charge the fee to the vendors.

-
U-Mind Zone Event: The U-Mind Club Marketplace will support selected Vendor Members and enable them to sell specified products at prices even lower than their own costs at a daily U-Mind Zone Event. The products sold at the U-Mind Zone Events will be limited in quantity, and each day will bring a new Event, with multiple new products.

-
Personalized Show-window for Like-Minded Products: The U-Mind AI technology will enable Retail Members to personalize their interests, and will show them products related to those interests, selected by the technology without additional efforts by the Retail Members.

-
Push-Notice to Like-minded Members for new products: The U-Mind AI Technology will permit Vendor Members to send notices automatically to Retail Members who have expressed interest in products similar to those sold by the Vendor Member.  The Vendor Member will not need to do anything; the U-Mind AI technology will do it automatically.

Additionally, both Vendor Members and Retail Members will receive, as part of their Service Fees, the U-Mind My Office. The U-Mind Space Business will provide a back office for all of the Vendor Members and the Retail Members to track and control their activities in the Online Marketplace, the U-Mind communities, and the U-Mind Club.

U-Mind Artificial Intelligence Engine

The truly unique feature of the U-Mind Space Business is the U-Mind AI Technology, which enables Vendor Members and Retail Members to find and match with like-minded people and products.  The Company is using technology that is enabled by a team of passionate technologists from Silicon Valley who are dedicated to understanding the art of decisions made by the subconscious mind to yield powerful business outcomes. This understanding of the decision making process is accomplished by using the science of psychological, structured and unstructured social or enterprise data and machine learning to tap into the subconscious mind of humans, with a goal of capturing the true digital personality fingerprint of users.

-
The U-Mind AI Engine recommends the prospecting of like-minded people through collection of certain information available online, and analysis on the data with its own algorithm, and provides cues and idea to enhance the potential for creation of social relationships with them.

-
Unique AI algorithm makes the analysis accurate, fast, and effective to classify members for a member with the levels of the Likeness (Preference) through their social media, such as, FaceBook, LinkedIn, and Instagram.

-
The system keeps track of changes and updates in the social media and through periodical questionnaires on the current social/economical issues and maintains the information used by the engine fresh and up-to-date.

-	With the developments of new features and the machine learning process, the system will evolve to become an ideal tool/platform for perfect target prospecting, both for consumer and for supplier.

Membership Program

As noted above, U-Mind Space is a membership shopping mall platform based on social media network. The Company charges monthly system Service Fees to members based upon their membership level to cover the operation costs and make profit. Some other fees and charges will be applied for the certain special features. The Company provides referral compensations to the member who contributes to grow the community in various ways.

The free mobile app is available for everyone in the globe and anyone over 18 years of age can join the community and can enjoy the features with the memberships as follows:

-
HAL Level Member: The Hal Level Member is a free membership to use the mobile app to find the like-minded people on the globe and buy the like-minded products, at the normal price what the Member Vendors will sell in the U-Mind Club Marketplace.

-
SKY Level Member: The Sky Level Member is a Buyer membership with a $10 per month system Service Fee to use all the U-Mind Space services and to have a privilege to access U-Mind Zone, where the daily U-Mind Zone Events are offered, which is the section of the Online Marketplace with specially discounted products from the selected Vendor Members. The selected Vendors Members can provide from 50% up to 90% discount on the products sold in the U-Mind Zone Event, and the Vendor Members may recoup their costs by utilizing the Company's support to cover the deficit. There will be 35 products in the U-Mind Zone every day, subject to limits relative to the reimbursements that can be provided.

-	GENESIS Level Member: The Genesis Level Members is a Vendor membership with a $100 monthly system Service Fee to be a vendor in the U-Mind Club and the U-Mind Zone.

Results of Operations

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2017.

Revenues: There were no revenues for each period and no change from the prior quarter.

SG&A Expenses: SG&A Expense for the quarter ended September 30, 2017, of $6,069 decreased from the SG&A Expense for the quarter ended September 30, 2016, of $14,387.

Total Expenses: Total expense for the quarter ended September 30, 2017, of $6,069 decreased from the Total expense for the quarter ended September 30, 2016, of $14,387.

Net Loss: We incurred a net loss for the quarter ended September 30, 2017, of $6,069 compared to the net loss for the quarter ended September 30, 2016, of $14,387.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2017

Revenues: There were no revenues for each period and no change from the prior nine months.

SG&A Expenses: SG&A Expense for the nine months ended September 30, 2017, of $34,771 increased from SG&A Expense for the nine months ended September 30, 2016, of $14,579, which was primarily attributable to increases in professional fees updating corporate records.

Total Expenses: Total expenses for the nine months ended September 30, 2017, of $34,771 increased from total expenses for the nine months ended September 30, 2016, of $14,579, which was primarily attributable to increases in professional fees updating corporate records.

Net Loss: We incurred a net loss for the nine months ended September 30, 2017, of $34,771 increased from net loss for the nine months ended September 30, 2016, of $14,579, which was primarily attributable to increases in professional fees updating corporate records.

Capital Resources and Liquidity

As of September 30, 2017, we had cash and cash equivalents of approximately $0. The following section provides a summary of our net cash flows from operating, investing, and financing activities. We have historically financed our operations primarily through net cash flow from operations and shareholder investment. Management estimates that at least $100,000 will be required annually to finance the Company's current operations of executing its business plan. Funds required to finance the Company's plan of operations are expected to come from its offering or from additional debt or equity financings until such time as our revenues exceed expenses. It is expected to take longer than 12 months to reach this break-even position. The Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, who is also our Chief Financial Officer, and our Board of Directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal controls

As noted above, the Company experienced a change of control when U-Mind Club, Inc. ("Club"), acquired a majority of the outstanding shares of the Company, giving Club a controlling interest in the Company.

In connection with Club's acquisition of control, the Company's officers and directors changed, including the appointment of a new Chief Financial Officer. Management of the Company anticipates that the new Chief Financial Officer will work with the Board of Directors to ensure that the material weaknesses in the Company's Controls and Procedures are addressed and to the extent possible, work to remedy those weaknesses.

 PART II-OTHER INFORMATION

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As noted above, on November 1, 2017, the Company sold 200,000,000 shares of the Company's common stock to Mr. Lee in exchange for the investment of $100,000 pursuant to a Stock Purchase Agreement (the "SPA").

The issuance of the Shares under the SPA was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from Mr. Lee, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

10	Stock Purchase Agreement with Sehee Lee (Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K, filed November 6, 2017)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-MIND SPACE, INC.

By: /s/ Jae Yoon Chung
Name: Jae Yoon Chung
Title: Chief Executive Officer, Chief Financial Officer

December 18, 2017